Form 10-Q
period 1998-03-31
RADIATION DISPOSAL SYSTEMS INC
filed 1998-11-05
CIK 758256

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED: March 31, 1998

                         COMMISSION FILE NUMBER: 0-13738


                        RADIATION DISPOSAL SYSTEMS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

    NORTH CAROLINA                                    56-1426581
    --------------                                    -----------
(State of Incorporation)                  (I. R. S. Employer Identification No.)


1104 Nueces Street,  Austin, Texas                   78701-2128
----------------------------------                   ----------
(Address of Principal Executive Offices)             (Zip Code)

                                 (512) 671.3858
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES           NO   X
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at March 31, 1998
         -----                                     -----------------------------
Common Stock, $.001 par value                              9,977,495



                        RADIATION DISPOSAL SYSTEMS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                Page No.


     ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         BALANCE SHEETS                                                          3
              March 31, 1998 and December 31, 1997

         STATEMENTS OF LOSS                                                      4
              Three months ended March 31, 1998 and 1997, and the
              period from January 10, 1984 (inception) to March 31, 1998

         STATEMENTS OF CASH FLOWS                                                6
              Three months ended March 31, 1998 and 1997, and the
              period from January 10, 1984 (inception) to March 31, 1998

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                           7
              Three months ended March 31, 1998 and the year ended
              December 31, 1997, and the period from January 10, 1984
              (inception) to March 31, 1998

         NOTES TO CONDENSED FINANCIAL STATEMENTS                                 9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                                      10

PART II - OTHER INFORMATION                                                      11




                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                           Balance Sheets (continued)
                                   (Unaudited)

                      Liabilities and Stockholders' Equity


                                                         March 31,  December 31,
                                                            1998          1997
Current liabilities
      Accounts payable                                     12,612         9,497
      Notes payable                                        52,280        44,231
      Accrued interest payable                             22,421        21,097
                                                       ----------    ----------

                  Total current liabilities                87,313        74,825


Stockholders' equity
      Convertible preferred stock - non-voting
       non-cumulative, $.50 par value,
       authorized 1,500,000 shares, issued
       and subsequently converted to common
       stock, 650,000 shares
      Common stock, $.001 par value, authorized
       20,000,000 shares,  issued and
       outstanding - 9,977,495 shares                       9,977         9,977
      Additional paid-in capital                        3,451,590     3,451,590
      Deficit accumulated during development stage     (3,548,852)   (3,536,233)
                                                       ----------    ----------

                                                          (87,285)      (74,666)


                                                               28           159
                                                       ==========    ==========

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                     Assets



                                             Assets

                                           March 31, 1998      December 31, 1997
Assets
     Cash                                 $         28.00     $           159.00
                                          ---------------     ------------------
                  Total Assets            $         28.00     $           159.00

                                          ===============     ==================


      See notes to the financial statements.



                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                               Statements of Loss

                                                                                        Period from January 10, 1984
                                              Three months ended                       (inception) to March 31, 1998
                                               March 31, 1998   March 31, 1997         (memorandum only)
                                              ----------------------------------                  -----------------
Sales - net                                            $      -          $     0                     $      394,447

     Cost of sales                                            0                0                            330,606
                                              ----------------------------------                  -----------------

     Gross margin                                             0                0                             63,841

                                              ----------------------------------                  -----------------
Engineering, research and
development expenses
     Engineering expenses                                     0                0                            243,499
     Consulting expenses                                      0                0                            218,205
     Materials and supplies                                   0                0                            148,623
     Depreciation                                             0                0                            453,237
     Amortization of improvements
       to research facility                                   0                0                             29,644
     Labor and salaries                                       0                0                            667,144
     Service and use
       agreement expense                                      0                0                             14,065
     Loss on abandoned property
       and equipment                                          0                0                            356,516
     Taxes and licenses                                       0                0                             42,824
                                              ----------------------------------                  -----------------
                                                              0                0                          2,173,757

                                              ----------------------------------                  -----------------
Administrative expenses
     Salaries                                                 0                0                          1,059,183
     Consulting fees                                      3,115                0                            201,388
     Public relations                                         0                0                            142,344
     Professional fees                                        0                0                            830,948
     Depreciation                                             0                0                              7,569
     Amortization of patent and
       organization expense                                   0                0                            205,455
     Rent                                                     0                0                             35,339
     Travel and entertainment                                 0                0                            214,845
     Office expense                                         331              389                            272,341
     Group insurance                                          0                0                             30,889
     Insurance                                                0                0                             85,837
     Transfer agent fees                                    735              746                             60,279
     Taxes and licenses                                       0                0                             67,004
     Advertising                                              0                0                              7,010
     Commissions                                              0                0                             31,145
     Bad debt                                                 0                0                             24,096
     Disposal fees                                        7,849                0                              7,849
     Other                                                    0                0                             51,665
                                              ----------------------------------                  -----------------
                                                         12,030            1,135                          3,335,186

                                              ----------------------------------                  -----------------
                 Loss from operations                    12,030            1,135                          5,446,225





                                   (continued)
                                     Page 4



                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                               Statements of Loss



                                                                                       Period from January 10, 1984
                                                  Three months ended                   (inception) to March 31, 1998
                                                  March 31, 1998    March 31, 1997     (memorandum only)
                                              --------------------------------                    ------------------

Other income (expense)
     Interest                                    $         -       $         -                       $       788,820
     Other - net (principally
       replacement part sales,
       testing and rental income)                          0                 0                               178,791
     Transfer agent fees                                 735               746                                 3,816
     Cancellation of debt                                  0                 0                               945,974
     Gain on sale of assets                                0                 0                                 1,789
     Interest expense                                (1,324)           (1,149)                              (22,940)
                                              --------------------------------                    ------------------
                                                       (589)             (403)                             1,896,250

                                              --------------------------------                    ------------------

                             Net loss                 12,619             1,538                             3,548,852

                                              ================================                    ==================
Weighted average shares
of common stock                                    9,977,495         9,977,495

                                              ================================
Net loss per share                               $      0.01       $         -






                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaduited)

                                                                                                 Period from January 10, 1984
                                                           Three months ended                    (inception) to March 31, 1998
                                                             March 31, 1998   March 31, 1997     (memorandum only)

Cash flows from operating activities
     Net loss                                                $  (12,619.00)  $    (1,462.00)       $ (3,548,852)
     Adjustment to reconcile net loss
       to net cash used by operating activities
     Deprecation and amortization                                         0                0             695,906
     Loss on abandoned property & equipment                               0                0             356,516
     Book value of machinery included
       in cost of sales                                                   0                0               6,236
     (Increase) decrease in accounts receivable                           0                0                   0
     (Increase) decrease in prepaid expenses                              0                0                   0
     Increase (decrease) in accounts payable                          3,115                0              12,612
     Increase (decrease) in accrued liabilities                       1,324            1,044              22,421
     Net cash provided by (used by)
                                                           ----------------------------------    ----------------
       operating activities                                         (8,180)            (418)         (2,455,161)
Cash flows from investing activities
     Property and equipment additions                                     0                0           (853,202)
     Costs incurred in connection with purchase
       and protection of patent rights                                    0                0           (201,270)
     Increase in organization expense                                     0                0             (4,185)

                                                           ----------------------------------    ----------------
         Net cash used in investing activities                            0                0          (1,058,657)

Cash flows from financing activities
     Proceeds from the issuance of common stock                           0                0           4,171,841
     Costs incurred in connection with the issuance
       of common and convertible preferred stock,
       including costs classified as deferred expense                     0                0           (710,274)
     Issuance of notes payable                                        8,049              400             126,876
     Retirement of notes payable                                          0                0            (74,597)

                                                           ----------------------------------    ----------------
     Net cash provided (used) by financing activities                 8,049              400           3,513,846

                                                           ----------------------------------    ----------------
     Net increase (decrease) in cash                                  (131)             (18)                  28

Cash
     Beginning                                                          159              193                   0

     Ending                                                        $  28.00      $    175.00          $    28.00


     See notes to the financial statements.





                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' equity
                                   (Unaudited)
      Three months ended March 31, 1998, the year ended December 31, 1997, and the period from January 10, 1984 (Inception) to March 31, 1998


                                                                      Convertible                             Accumulated
                                         Common Stock                 Preferred    Convertible   Additional   During
                                         Number of                    Stock        Preferred     Paid-in      Development
                                         Shares              Amount   Subscribed   Stock         Capital      Stage        Total
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash              5,777.3873  $  5,777   $        -   $      -        $    532   $        -  $    6,309
Issuance of common stock under
  patent assignment agreement                    532.1077       532            0           0               0           0         532
Change in par value of common stock
  $1.00 per share to $.001 per share       6,303,185.5050                      0           0               0           0           0
Subscriptions received from
  Convertible preferred stock
  through private placement                                              325,000           0               0           0     325,000
Net loss for the initial period ended
  December 31, 1984                                                            0           0               0     (1,255)     (1,255)
Issuance of convertible
  preferred stock                                                      (325,000)     325,000               0           0           0
Issuance of common stock through
  public offering                          2,700,000.0000     2,700            0           0       3,372,300           0   3,375,000
Costs incurred in the issuance of
  common and convertible preferred stock:
    Reclassification of deferred
      Expense at December 31, 1984                 0.0000         0            0           0        (78,387)           0    (78,387)
    Costs incurred subsequent to
      December 31, 1984                            0.0000         0            0           0       (558,492)           0   (558,492)
Net loss for the year ended
  December 31, 1985                                0.0000         0            0           0               0   (125,808)   (125,808)
Net loss for the year ended
  December 31, 1986                                0.0000         0            0           0               0   (201,064)   (201,064)
Conversion of convertible
  preferred stock to common stock            650,000.0000       650            0   (325,000)         324,350           0           0
Net loss for the year ended
  December 31,1987                                 0.0000         0            0           0               0   (427,685)   (427,685)
Exercise of warrants held by
  Underwriter                                270,000.0000       270            0           0         404,730            0    405,000



                               (continued) Page 7

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' equity
                                   (Unaudited)
      Three months ended March 31, 1998, the year ended December 31, 1997, and the period from January 10, 1984 (Inception) to March 31, 1998

                                                                           Convertible
                                                Common Stock               Preferred   Convertible   Additional
                                                Number of                  Stock       Preferred     Paid-in
                                                Shares            Amount   Subscribed  Stock         Capital
----------------------------------------------------------------------------------------------------------------
  Costs incurred to register the
  common stock underlying the warrants                  0.0000      0.00            0          0        (73,395)
Exercise of common stock options                   24,000.0000     24.00            0          0          29,976
Net loss for the year ended December 31, 1988           0.0000      0.00            0          0               0
Exercise of common stock options                   24,000.0000     24.00            0          0          29,976
Net loss for the year ended December 31, 1989           0.0000      0.00            0          0               0
Net loss for the year ended December 31, 1990           0.0000      0.00            0          0               0
Net loss for the year ended December 31, 1991           0.0000      0.00            0          0               0
Net loss for the year ended December 31, 1992           0.0000      0.00            0          0               0
Balance, December 31, 1992                      9,977,495.0000  $  9,977        $   -       $  -     $ 3,451,590


Net loss for the year ended December 31, 1993           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1993                      9,977,495.0000  $  9,977        $   -       $  -     $ 3,451,590

Net loss for the year ended December 31, 1994           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1994                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Net loss for the year ended December 31, 1995           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1995                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Net loss for the year ended December 31, 1996           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1996                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Net loss for the year ended December 31, 1997           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1997                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590
Net loss for the three months
ended March 31, 1998                                    0.0000      0.00         0.00       0.00            0.00
Balance, March 31, 1998                         9,977,495.0000  $  9,977         0.00       0.00       3,451,590


                                                                     Deficit
                                                                     Accumulated
                                                                     During
                                                                     Development
                                                                     Stage         Total
-----------------------------------------------------------------------------------------------

Costs incurred to register the
  common stock underlying the warrants                                         0       (73,395)
Exercise of common stock options                                               0         30,000
Net loss for the year ended December 31, 1988                          (694,368)      (694,368)
Exercise of common stock options                                               0         30,000
Net loss for the year ended December 31, 1989                          (897,153)      (897,153)
Net loss for the year ended December 31, 1990                          (597,782)      (597,782)
Net loss for the year ended December 31, 1991                          (437,019)      (437,019)
Net loss for the year ended December 31, 1992                          (373,346)      (373,346)
Balance, December 31, 1992                                         $ (3,755,480)   $  (293,913)

Net loss for the year ended December 31, 1993                          (318,269)    (318269.00)
Balance, December 31, 1993                                         $ (4,073,749)   $  (612,182)

Net loss for the year ended December 31, 1994                          (197,861)      (197,861)
Balance, December 31, 1994                                           (4,271,610)      (810,043)

Net loss for the year ended December 31, 1995                            741,198        741,198
Balance, December 31, 1995                                           (3,530,412)       (68,845)

Net loss for the year ended December 31, 1996                            (4,349)        (4,349)
Balance, December 31, 1996                                           (3,534,761)       (73,194)

Net loss for the year ended December 31, 1997                            (1,472)        (1,472)
Balance, December 31, 1997                                           (3,536,233)       (74,666)
Net loss for the three months
ended March 31, 1998                                                    (12,619)       (12,619)
Balance, March 31, 1998                                              (3,548,852)       (87,285)


                                     Page 8

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                 March 31 , 1998
                                   (Unaudited)



Note 1 - Condensed financial statements

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and December 31,1997, the results of operations for the three months ended March 31, 1998 and 1997, and for the period from January 10, 1984 (inception) to March 31, 1998, the changes in stockholders equity for the three months ended
March 31, 1998, the year ended December 31, 1997, and the period from January 10, 1984 (inception) to March 31, 1998, and the cash flows for the three months ended March 31, 1998 and 1997, and the period from January 10, 1984 (inception) to March 31, 1998.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception (January 10, 1984) and as such has been devoting substantially all its efforts in the areas of engineering and research and, in more recent years, in developing markets for systems designed to apply the ozone technologies to treat non-radioactive wastes and water. The Company has not generated significant operating revenues, has incurred substantial losses, and has made substantial investments in property and equipment and patent costs. Because of continuing losses incurred during the development stage, the substantial depletion of the Company's cash reserves and the uncertainty surrounding whether additional debt or equity funds can be obtained, substantial doubt exists about the Company's ability to continue as a going concern.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that the condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-K, Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, for the Fiscal Year ended December 31, 1997, which was filed with the Securities and Exchange Commission.

Because the Company is in the development stage, the results of operations for the three month period are not necessarily indicative of the results for a full year under normal operations.

Note 2 - Net loss per share

The net loss per share calculations are made using the weighted-average number of common shares outstanding.

Note 3 - Notes Payable

During the first quarter of 1998, the former President and the Chairman of the Board of Directors made loans to the Company totaling $8,049. Promissory notes, payable on demand and secured by a vast majority of the Company's tangible and intangible assets, were issued. The interest rate on the notes was the rate publicly announced by NationsBank of North Carolina, N. A. in Charlotte, North Carolina from time to time as its prime rate. Interest expense relating to those notes was $1,109 for the three months ended March 31, 1998.



The total amounts of interest payable relating to notes payable, $16,647 and $15,5538 at March 31, 1995, and December 31, 1997, respectively, are included in other accrued liabilities in the accompanying balance sheets.

Note 4 - Litigation

Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection costs of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. The Company has included collection costs of $1,179 in accounts payable. For the three months ended March 31, 1998, the amounts of $89, were included in interest expense. The amount of $3,265 was included in accounts payable in the accompanying balance sheets.

McKinney & Moore, Inc. filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1993, McKinney & Moore, Inc. received a Judgment to recover the debt, attorney fees of $1,250, prejudgement in the amount of $211, plus interest at 10% per annum from the date of Judgment until paid in full. The Company has included attorney fees of $1,250 in accounts payable. For the three months ended March 31, 1998, the amount of $126, were included in interest expense. The amount of $3,802 was included in accounts payable in the accompanying balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The Company had no sales for the three months ended March 31, 1998, and 1997.

     Historically, the Company has had few sales of machines and equipment utilizing the application of waste and water treatment technologies ("Ozone Technologies"), and, to date, the Company has been unsuccessful in marketing machines and equipment that utilize the Ozone Technologies.

     The Company has not been able to generate sales of its products, and, consequently, the Company has incurred and continues to incur substantial losses. The Company experienced a net loss of $12,619 for the three months ended March 31, 1998, compared to $1,538 for the comparable period in 1997, for a increase loss of $11,081. The increase was due, in large part, to no Company sales.

     For the three months ended March 31, 1998, the Company incurred administrative expenses of $12,030, compared to $1,135 for the comparable period in 1997, for a increase loss of $10,895. The significant components of the administrative expenses for the three months ended March 31,1998, together with comparative data where significant change has occurred in relation to the comparable period in 1997, include the following:

         (a) Consultant fee of $3,115 for the method for removal of unused chemicals and materials of the Company. (b) The Disposal fee of $7,849 for the removal of unused chemicals and materials of the Company.

                        FINANCIAL CONDITION AND LIQUIDITY

         (a) The Company had no significant cash change during the three months ended March 31, 1998, compared to the same period in 1997.

     As of March 31, 1998, the Company's significant commitments which will result in identifiable expenses in the immediate future were pursuant to employment agreement with its two former officers. Under employment agreements with the Company, Manuel E. Kane as President and Treasurer and Albert D. Kane as Chairmen of the Board and Secretary each receive annual salaries of $50,000 subject to any increases, plus any bonuses approved by the Company's Board of Directors. The Kane's employment continues for successive periods of one year unless terminated by either party.

     Manuel E. Kane and Albert D. Kane, officers and Directors of the Company, made certain loans to the Company totaling $5,200 to provide working capital during the quarter ended September 30, 1995. In connection with such loans, promissory notes, payable on demand, were executed by the Company in favor of Manuel E. Kane and Albert D. Kane. These notes were secured by all the Company's account receivables, contract claims, choices in action, money and general intangibles; inventory; other goods; and insurance and other proceeds. The interest rate on the notes was the rate publicly announced by NationsBank of North Carolina, N. A. in Charlotte, North Carolina from time to time as its prime rate.

     The Company settled a lawsuit by signing a Consent Judgment providing that the Plaintiff have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum from the date of Judgment until paid in full, and court costs. The Company has included interest expense of $2,029 in other accrued liabilities at September 30, 1995 (see the discussion under "LEGAL PROCEEDINGS" in Part ii, Item 1.).

     The Company has, to date, generated no significant revenues. Because the Company's available remaining funds are extremely limited, Management is operating the Company on a severely curtailed basis. However, at March 31, 1998 the Company's financial resources were almost completely exhausted. In the absence of a capital infusion or the location of other sources of funds, which Management believes unlikely, the Company will have insufficient funds to continue operations beyond December, 1998. See Item 1.--"CONDENSED FINANCIAL".

                                CAPITAL RESOURCES

     Subsequent to September 30, 1995, and as of November 10, 1995, the Company has had no significant expenditures for the purchase of materials, machinery and other testing equipment.

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS
Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection costs of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. The Company has included collection costs of $1,179 in accounts payable. For the three months ended March 31, 1998, the amounts of $89, were included in interest expense. The amount of $3,265 was included in accounts payable in the accompanying balance sheets.

McKinney & Moore, Inc. filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1993, McKinney & Moore, Inc. received a Judgment to recover the debt, attorney fees of $1,250, prejudgement in the amount of $211, plus interest at 10% per annum from the date of Judgment until paid in full. The Company has included attorney fees of $1,250 in accounts payable. For the three months ended March 31, 1998, the amount of $126, were included in interest expense. The amount of $3,802 was included in accounts payable in the accompanying balance sheets.

     ITEM 2.  CHANGES IN SECURITIES
         None
     ITEM 3.  DEFAULTS ON SENIOR SECURITIES
         None
     ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS
         None
     ITEM 5.  OTHER INFORMATION
         None
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None
     ITEM 7.  SUBSEQUENT EVENTS
On September 21, 1998, the Company's Board of Directors approved the trade of 10,000,000 shares of Radiation Disposal Systems, Inc. for the 1,000,000 authorized shares of Asset Technology International, Inc. On such date Manuel E. Kane resigned as President, Principal Executive Officer, Principal Financial and Accounting Officer, Treasurer and Director and Rudy W. De La Garza was elected as director by Albert D. Kane, the sole remaining director of the Company, until his successor is elected, to fill the vacancy on the board resulting from Manuel
E. Kane's resignation. On such day Albert D. Kane resigned as Chairman of the Board, Secretary and Director and Wayne Gronquist was elected as director by Rudy W. De La Garza, the sole remaining director of the Company, until his successor is elected, to fill the vacancy on the board resulting from Albert D. Kane's resignation. Rudy W. De La Garza was elected by the Board as President and Chief Executive Officer of the Company and Wayne Gronquist was elected by the Board to the offices of Executive Vice President and Secretary. The resignations of Manuel E. Kane and Albert D. Kane as directors and officers of the Company was accepted. The transaction of the trade of shares resulted in the transfer of an approximate 50.0056% controlling interest in the company to the two single shareholders of Asset Technology International, Inc., namely, the JonRuco Company and Wayne Gronquist, Trustee both owning equal shares of Asset Technology International, Inc. prior to the trade.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           RADIATION DISPOSAL SYSTEMS, INC.


     DATE:                            BY:  /s/ Rudy W. De La Garza
                                           -------------------------------------
                                           Rudy W. De La Garza - President & CEO