Form 10-Q
period 1998-06-30
RADIATION DISPOSAL SYSTEMS INC
filed 1998-11-05
CIK 758256

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED: June 30, 1998

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

         Class                                     Outstanding at June 30, 1998
         -----                                     -----------------------------
Common Stock, $.001 par value                              9,977,495



                        RADIATION DISPOSAL SYSTEMS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                Page No.


     ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         BALANCE SHEETS                                                          3
             June 30, 1998 and December 31, 1997

         STATEMENTS OF LOSS                                                      4
              Three months ended June 30, 1998 and 1997, and the
              period from January 10, 1984 (inception) to June 30, 1998

         STATEMENTS OF CASH FLOWS                                                6
              Three months endedJune 30, 1998 and 1997, and the
              period from January 10, 1984 (inception) to June 30, 1998

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                           7
              Three months ended June 30, 1998 and the year ended
              December 31, 1997, and the period from January 10, 1984
              (inception) to June 30, 1998

         NOTES TO CONDENSED FINANCIAL STATEMENTS                                 9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                                      10

PART II - OTHER INFORMATION                                                      10




                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                           Balance Sheets (continued)
                                   (Unaudited)

                      Liabilities and Stockholders' Equity


                                                          June 30,  December 31,
                                                            1998          1997
Current liabilities
      Accounts payable                                     12,612         9,497
      Notes payable                                        52,280        44,231
      Accrued interest payable                             23,754        21,097
                                                       ----------    ----------

                  Total current liabilities                89,246        74,825


Stockholders' equity
      Convertible preferred stock - non-voting
       non-cumulative, $.50 par value,
       authorized 1,500,000 shares, issued
       and subsequently converted to common
       stock, 650,000 shares
      Common stock, $.001 par value, authorized
       20,000,000 shares,  issued and
       outstanding - 9,977,495 shares                       9,977         9,977
      Additional paid-in capital                        3,451,590     3,451,590
      Deficit accumulated during development stage     (3,550,673)   (3,536,233)
                                                       ----------    ----------

                                                          (89,106)      (74,666)


                                                              140           159
                                                       ==========    ==========

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                     Assets



                                             Assets

                                            June 30, 1998      December 31, 1997
Assets
     Cash                                 $        140.00     $           159.00
                                          ---------------     ------------------
                  Total Assets            $        140.00     $           159.00

                                          ===============     ==================








      See notes to the financial statements.



                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                               Statements of Loss
                                                                                                   Period from
                                               3 months     6 months  3 months  6 months           01-10-1984 (inception)
                                                 ended        ended     ended     ended            to 06-30-1998
                                               6/30/98      6/30/98   6/30/97   6/30/97            (memorandum only)
                                              -----------------------------------------            ----------------------

Sales - net                                      $   -        $   -     $   -     $   -              $      394,447

     Cost of sales                                   0            0         0         0                     330,606
                                              -----------------------------------------           -----------------

     Gross margin                                    0            0         0         0                      63,841

                                              -----------------------------------------           -----------------
Engineering, research and
development expenses
     Engineering expenses                            0            0         0         0                     243,499
     Consulting expenses                             0            0         0         0                     218,205
     Materials and supplies                          0            0         0         0                     148,623
     Depreciation                                    0            0         0         0                     453,237
     Amortization of improvements
       to research facility                          0            0         0         0                      29,644
     Labor and salaries                              0            0         0         0                     667,144
     Service and use
       agreement expense                             0            0         0         0                      14,065
     Loss on abandoned property
       and equipment                                 0            0         0         0                     356,516
     Taxes and licenses                              0            0         0         0                      42,824
                                              -----------------------------------------           -----------------
                                                     0            0         0         0                   2,173,757

                                              -----------------------------------------           -----------------
Administrative expenses
     Salaries                                        0            0         0         0                   1,059,183
     Consulting fees                                 0        3,115         0         0                     201,388
     Public relations                                0            0         0         0                     142,344
     Professional fees                               0            0         0         0                     830,948
     Depreciation                                    0            0         0         0                       7,569
     Amortization of patent and
       organization expense                          0            0         0         0                     205,455
     Rent                                            0            0         0         0                      35,339
     Travel and entertainment                        0            0         0         0                     214,845
     Office expense                                448          819       343       732                     272,341
     Group insurance                                 0            0         0         0                      30,889
     Insurance                                       0            0         0         0                      85,837
     Transfer agent fees                           635        1,370       455     1,201                      60,279
     Taxes and licenses                              0            0         0         0                      67,004
     Advertising                                     0            0         0         0                       7,010
     Commissions                                     0            0         0         0                      31,145
     Bad debt                                        0            0         0         0                      24,096
     Disposal fees                                   0        7,849         0         0                       7,849
     Other                                           0            0         0         0                      51,665
                                              -----------------------------------------           -----------------
                                                  1123       13,153       798     1,933                   3,336,309

                                              -----------------------------------------           -----------------
                 Loss from operations             1123       13,153       798     1,933                   5,446,225





                                   (continued)
                                     Page 4



                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                               Statements of Loss



                                                    Period from
                                               3 months     6 months  3 months  6 months           01-10-1984 (inception)
                                                 ended        ended     ended     ended            to 06-30-1998
                                               6/30/98      6/30/98   6/30/97   6/30/97            (memorandum only)
                                              -----------------------------------------            ----------------------



Other income (expense)
     Interest                                    $   -       $    -     $    -   $    -              $       788,820
     Other - net (principally
       replacement part sales,
       testing and rental income)                    0            0                                          178,791
     Transfer agent fees                           635        1,370        485     1231                        4,451
     Cancellation of debt                            0            0          0        0                      945,974
     Gain on sale of assets                          0            0          0        0                        1,789
     Interest expense                          (1,333)      (2,657)     (1149)   (2298)                     (24,273)
                                              ----------------------------------------------------------------------
                                                 (698)      (1,287)      (664)  (1,067)                    1,895,552

                                              ----------------------------------------------------------------------

                             Net loss            1,821      14,440       1462     4462                     3,550,673
                                              ======================================================================
Weighted average shares
of common stock                              9,977,495   9,977,495    9977495    9977495

                                             ===========================================
Net loss per share                               $   -   $    0.01     $    -   $      -






                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaduited)


                                                                                                  Period from
                                                                                                  01-10-1984 (inception
                                                             Six months ended                     to 06-30-1998
                                                                   June 30                        (memorandum only)
                                                                 1998              1997


Cash flows from operating activities
     Net loss                                                $  (114,400.00)  $    (1,462.00)       $ (3,550,673)
     Adjustment to reconcile net loss
       to net cash used by operating activities
     Deprecation and amortization                                         0                0             695,906
     Loss on abandoned property & equipment                               0                0             356,516
     Book value of machinery included
       in cost of sales                                                   0                0               6,236
     (Increase) decrease in accounts receivable                           0                0                   0
     (Increase) decrease in prepaid expenses                              0                0                   0
     Increase (decrease) in accounts payable                          3,115                0              12,612
     Increase (decrease) in accrued liabilities                       2,657              644              23,754
     Net cash provided by (used by)
                                                           ----------------------------------    ----------------
       operating activities                                         (8,668)            (818)         (2,455,549)
Cash flows from investing activities
     Property and equipment additions                                     0                0           (853,202)
     Costs incurred in connection with purchase
       and protection of patent rights                                    0                0           (201,270)
     Increase in organization expense                                     0                0             (4,185)

                                                           ----------------------------------    ----------------
         Net cash used in investing activities                            0                0          (1,058,657)

Cash flows from financing activities
     Proceeds from the issuance of common stock                           0                0           4,171,841
     Costs incurred in connection with the issuance
       of common and convertible preferred stock,
       including costs classified as deferred expense                     0                0           (710,274)
     Issuance of notes payable                                        8,049              800             127,476
     Retirement of notes payable                                          0                0            (74,597)

                                                           ----------------------------------    ----------------
     Net cash provided (used) by financing activities                 8,649              800           3,514,446

                                                           ----------------------------------    ----------------
     Net increase (decrease) in cash                                   (19)             (18)                 140

Cash
     Beginning                                                          159              193                   0

     Ending                                                        $ 140.00      $    175.00          $   140.00


     See notes to the financial statements.





                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' equity
                                   (Unaudited)
       Three months ended June 30, 1998, the year ended December 31, 1997, and the period from January 10, 1984 (Inception) to June 30, 1998


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



                               (continued) Page 7


                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' equity
                                   (Unaudited)
       Three months ended June 30, 1998, the year ended December 31, 1997, and the period from January 10, 1984 (Inception) to June 30, 1998

                                                                           Convertible
                                                Common Stock               Preferred   Convertible   Additional
                                                Number of                  Stock       Preferred     Paid-in
                                                Shares            Amount   Subscribed  Stock         Capital
----------------------------------------------------------------------------------------------------------------
Costs incurred to register the
  common stock underlying the warrants                  0.0000      0.00            0          0        (73,395)
Exercise of common stock options                   24,000.0000     24.00            0          0          29,976
Net loss for the year ended December 31, 1988           0.0000      0.00            0          0               0
Exercise of common stock options                   24,000.0000     24.00            0          0          29,976
Net loss for the year ended December 31, 1989           0.0000      0.00            0          0               0
Net loss for the year ended December 31, 1990           0.0000      0.00            0          0               0
Net loss for the year ended December 31, 1991           0.0000      0.00            0          0               0
Net loss for the year ended December 31, 1992           0.0000      0.00            0          0               0
Balance, December 31, 1992                      9,977,495.0000  $  9,977        $   -       $  -     $ 3,451,590


Net loss for the year ended December 31, 1993           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1993                      9,977,495.0000  $  9,977        $   -       $  -     $ 3,451,590

Net loss for the year ended December 31, 1994           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1994                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Net loss for the year ended December 31, 1995           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1995                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Net loss for the year ended December 31, 1996           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1996                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Net loss for the year ended December 31, 1997           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1997                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590
Net loss for the six months
ended June 30, 1998                                    0.0000      0.00         0.00       0.00            0.00
Balance, June 30, 1998                         9,977,495.0000  $  9,977         0.00       0.00       3,451,590


                                                                     Deficit
                                                                     Accumulated
                                                                     During
                                                                     Development
                                                                     Stage         Total
-----------------------------------------------------------------------------------------------

Costs incurred to register the
  common stock underlying the warrants                                         0       (73,395)
Exercise of common stock options                                               0         30,000
Net loss for the year ended December 31, 1988                          (694,368)      (694,368)
Exercise of common stock options                                               0         30,000
Net loss for the year ended December 31, 1989                          (897,153)      (897,153)
Net loss for the year ended December 31, 1990                          (597,782)      (597,782)
Net loss for the year ended December 31, 1991                          (437,019)      (437,019)
Net loss for the year ended December 31, 1992                          (373,346)      (373,346)
Balance, December 31, 1992                                         $ (3,755,480)   $  (293,913)

Net loss for the year ended December 31, 1993                          (318,269)    (318269.00)
Balance, December 31, 1993                                         $ (4,073,749)   $  (612,182)

Net loss for the year ended December 31, 1994                          (197,861)      (197,861)
Balance, December 31, 1994                                           (4,271,610)      (810,043)

Net loss for the year ended December 31, 1995                            741,198        741,198
Balance, December 31, 1995                                           (3,530,412)       (68,845)

Net loss for the year ended December 31, 1996                            (4,349)        (4,349)
Balance, December 31, 1996                                           (3,534,761)       (73,194)

Net loss for the year ended December 31, 1997                            (1,472)        (1,472)
Balance, December 31, 1997                                           (3,536,233)       (74,666)
Net loss for the three months
ended June 30, 1998                                                    (14,440)       (14,440)
Balance, June 30, 1998                                              (3,550,673)       (89,106)




                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                 June 30 , 1998
                                   (Unaudited)


Note 1 - Condensed financial statements

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and December 31,1997, the results of operations for the three and six months ended June 30, 1998 and 1997, and for the period from January 10, 1984 (inception) to June 30, 1998, the changes in stockholders equity for the six months ended June 30, 1998, the year ended December 31, 1997, and the period from January 10, 1984 (inception) to June 30, 1998, and the cash flows for the six months ended June 30, 1998 and 1997, and the period from January 10, 1984 (inception) to June 30, 1998.

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

Note 3 - Notes Payable

During the second quarter of 1998, the former President and the Chairman of the Board of Directors made loans to the Company totaling $600. Promissory notes, payable on demand and secured by a vast majority of the Company's tangible and intangible assets, were issued. The interest rate on the notes was the rate publicly announced by NationsBank of North Carolina, N. A. in Charlotte, North Carolina from time to time as its prime rate. Interest expense relating to those notes was $1,118 for the three months ended June 30, 1998.

The total amounts of interest payable relating to notes payable, $17,765 and $15,5538 at June 30, 1998, 1995, and December 31, 1997, respectively, are included in other accrued liabilities in the accompanying balance sheets.

Note 4 - Litigation

Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection costs of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. The Company has included collection costs of $1,179 in accounts payable. For the three months ended June 30, 1998, the amounts of $89, were included in interest expense. The amount of $3,265 was included in accounts payable in the accompanying balance sheets.

McKinney & Moore, Inc. filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1993, McKinney & Moore, Inc. received a Judgment to recover the debt, attorney fees of $1,250, prejudgement in the amount of $211, plus interest at 10% per annum from the date of Judgment until paid in full. The Company has included attorney fees of $1,250 in accounts payable. For the three months ended June 30, 1998, the amount of $126, were included in interest expense. The amount of $3,802 was included in accounts payable in the accompanying balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The Company had no sales for the three months ended June 30, 1998, and 1997.

     Historically, the Company has had few sales of machines and equipment utilizing the application of waste and water treatment technologies ("Ozone Technologies"), and, to date, the Company has been unsuccessful in marketing machines and equipment that utilize the Ozone Technologies.

     The Company has not been able to generate sales of its products, and, consequently, the Company has incurred and continues to incur substantial losses. The Company experienced a net loss of $1,123 for the three months ended June 30, 1998, compared to $798 for the comparable period in 1997, for a decrease in losses of $325. The decrease was due, in large part, to the down sizing of the Company for lack of sales.

                        FINANCIAL CONDITION AND LIQUIDITY

     As of June 30, 1998, the Company's significant commitments which will result in identifiable expenses in the immediate future were pursuant to employment agreement with its two former officers. Under employment agreements with the Company, Manuel E. Kane as President and Treasurer and Albert D. Kane as Chairmen of the Board and Secretary each receive annual salaries of $50,000 subject to any increases, plus any bonuses approved by the Company's Board of Directors. The Kane's employment continues for successive periods of one year unless terminated by either party.

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

     The Company has, to date, generated no significant revenues. Because the Company's available remaining funds are extremely limited, Management is operating the Company on a severely curtailed basis. However, at March 31, 1998 the Company's financial resources were almost completely exhausted. In the absence of a capital infusion or the location of other sources of funds, which Management believes unlikely, the Company will have insufficient funds to continue operations beyond December, 1998. See Item 1.-"CONDENSED FINANCIAL".

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS
Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection costs of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. The Company has included collection costs of $1,179 in accounts payable. For the three months ended June 30, 1998, the amounts of $89, were included in interest expense. The amount of $3,265 was included in accounts payable in the accompanying balance sheets.

McKinney & Moore, Inc. filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1993, McKinney & Moore, Inc. received a Judgment to recover the debt, attorney fees of $1,250, prejudgement in the amount of $211, plus interest at 10% per annum from the date of Judgment until paid in full. The Company has included attorney fees of $1,250 in accounts payable. For the three months ended June 30, 1998, the amount of $126, were included in interest expense. The amount of $3,802 was included in accounts payable in the accompanying balance sheets.

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

                                     RADIATION DISPOSAL SYSTEMS, INC.


     DATE:                           BY:  /s/  Rudy W. De La Garza
                                          --------------------------------
                                          Rudy W. De La Garza - President & CEO