Form 10-Q
period 1998-09-30
RADIATION DISPOSAL SYSTEMS INC
filed 1998-11-05
CIK 758256

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED: September 30, 1998

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

YES           NO   X
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at September 30, 1998
         -----                                 ---------------------------------
Common Stock, $.001 par value                             19,977,495




                        RADIATION DISPOSAL SYSTEMS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                       Page No.

     ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         BALANCE SHEETS                                                               3
              September 30, 1998 and December 31, 1997

         STATEMENTS OF LOSS                                                           4
              Three months and nine months ended September 30,
              1998 and 1997, and the period from January 10,
              1984 (inception) to September 30, 1998

         STATEMENTS OF CASH FLOWS                                                     6
              Nine months ended September 30, 1998 and 1997, and the
              period from January 10, 1984 (inception) to September 30, 1998

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                7
              Three months ended September 30, 1998 and the year ended
              December 31, 1997, and the period from January 10, 1984
              (inception) to September 30, 1998

         NOTES TO CONDENSED FINANCIAL STATEMENTS                                      9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                                           10

PART II - OTHER INFORMATION                                                           10





                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                           Balance Sheets (continued)
                                   (Unaudited)

                      Liabilities and Stockholders' Equity


                                                     September 30,  December 31,
                                                           1998          1997
Current liabilities
      Accounts payable
                                                           12,612         9,497
      Notes payable
                                                           53,280        44,231
      Accrued interest payable
                                                           25,093        21,097
                                                       ----------    ----------

                  Total current liabilities                90,985        74,825


Stockholders' equity
      Convertible preferred stock - non-voting
        non-cumulative,  $.50 par value,
        authorized 1,500,000 shares, issued
        and subsequently converted to common
        stock, 650,000 shares
      Common stock, $.001 par value, authorized
        20,000,000 shares, issued and
        outstanding - 9,977,495 shares                      9,977         9,977
      Additional paid-in capital                        3,451,590     3,451,590
      Deficit accumulated during development stage     (3,552,409)   (3,536,233)
                                                       ----------    ----------


                                                          (90,842)      (74,666)


                                                              143           159
                                                       ==========    ==========

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                     Assets

                                             Balance Sheets
                                              (Unaudited)

                                                 Assets

Assets                                   September 30, 1998   December 31, 1997
      Cash
                                          $     143.00         $     159.00
                                         ------------------   ------------------
                  Total Assets            $     143.00         $     159.00

                                         ==================   ==================












      See notes to the financial statements.



                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                               Statements of Loss
                                                                                                  Period from
                                      3 months       9 months      3 months      9 months         01-10-1984 (inception)
                                        ended         ended          ended         ended          to 09-30-1998
                                       9/30/98       9/30/98        9/30/97       9/30/97         (memorandum only)
                                    ---------------------------------------------------------     ----------------
Sales - net                              $      -       $      -      $      -       $     -         $    394,447

     Cost of sales                              0              0             0             0              330,606
                                    ---------------------------------------------------------     ----------------

     Gross margin                               0              0             0             0               63,841

                                    ---------------------------------------------------------     ----------------
Engineering, research and
development expenses
     Engineering expenses                       0              0             0             0              243,499
     Consulting expenses                        0              0             0             0              218,205
     Materials and supplies                     0              0             0             0              148,623
     Depreciation                               0              0             0             0              453,237
     Amortization of improvements
       to research facility                     0              0             0             0               29,644
     Labor and salaries                         0              0             0             0              667,144
     Service and use
       agreement expense                        0              0             0             0               14,065
     Loss on abandoned property
       and equipment                            0              0             0             0              356,516
     Taxes and licenses                         0              0                           0               42,824
                                    ---------------------------------------------------------     ----------------
                                                0              0             0             0            2,173,757

                                    ---------------------------------------------------------     ----------------
Administrative expenses
     Salaries                                   0              0             0             0            1,059,183
     Consulting fees                            0          3,115             0             0              201,388
     Public relations                           0              0             0             0              142,344
     Professional fees                          0              0             0             0              830,948
     Depreciation                               0              0             0             0                7,569
     Amortization of patent and
       organization expense                     0              0             0             0              205,455
     Rent                                       0              0             0             0               35,339
     Travel and entertainment                   0              0             0             0              214,845
     Office expense                           397          1,216           360         1,092              273,226
     Group insurance                            0              0             0             0               30,889
     Insurance                                  0              0             0             0               85,837
     Transfer agent fees                      165          1,535           680         1,881               61,079
     Taxes and licenses                         0              0             0             0               67,004
     Advertising                                0              0             0             0                7,010
     Commissions                                0              0             0             0               31,145
     Bad debt                                   0              0             0             0               24,096
     Disposal fees                              0          7,849             0             0                7,849
     Other                                      0              0             0             0               51,665
                                    ---------------------------------------------------------     ----------------
                                              562         13,715          1040         2,973            3,336,871

                                    ---------------------------------------------------------     ----------------
     Loss from operations                     562         13,715          1040         2,973            5,446,787






                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                               Statements of Loss

                                                                                              Period from
                                       3 months      9 months       3 months      9 months    01-10-1984 (inception)
                                        ended          ended         ended          ended     to 09-30-1998
                                       9/30/98        9/30/98       9/30/97        9/30/97    (memorandum only)
                                      -----------------------------------------------------------------------------
Other income (expense)
     Interest                           $        -    $        -     $        -    $        -    $       788,820

     Other - net (principally
       replacement part sales,
       testing and rental income)                0             0                                         178,791
     Transfer agent fees                       165         1,535            680          1911              4,616
     Cancellation of debt                        0             0              0             0            945,974
     Gain on sale of assets                      0             0              0             0              1,789
     Interest expense                      (1,339)       (3,996)         (1149)        (3447)           (25,612)
                                    -----------------------------------------------------------------------------
                                           (1,174)       (2,461)          (469)       (1,536)          1,894,378

                                    -----------------------------------------------------------------------------

                 Net loss                    1,736        16,176           1284          5746          3,552,409

                                    =============================================================================
Weighted average shares
     of common stock                     9,977,495     9,977,495        9977495       9977495

                                    =========================================================
Net loss per share                      $        -    $     0.02     $        -    $     0.01






                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaduited)

                                                                                               Period from
                                                                                               01-10-1984 (inception)
                                                           Nine months ended                   to 09-30-1998
                                                                   Sept 30                     (memorandum only)
                                                                1998            1997

Cash flows from operating activities
     Net loss                                                 $(16,176.00)    $ (5,746.00)       $ (3,552,409)
     Adjustment to reconcile net loss
       to net cash used by operating activities
     Deprecation and amortization                                        0               0             695,906
     Loss on abandoned property & equipment                              0               0             356,516
     Book value of machinery included
       in cost of sales                                                  0               0               6,236
     (Increase) decrease in accounts receivable                          0               0                   0
     (Increase) decrease in prepaid expenses                             0               0                   0
     Increase (decrease) in accounts payable                         3,115               0              12,612
     Increase (decrease) in accrued liabilities                      3,996           4,537              25,093
     Net cash provided by (used by)
                                                           --------------------------------    ----------------
       operating activities                                        (9,065)         (1,209)         (2,456,046)
Cash flows from investing activities
     Property and equipment additions                                    0               0           (853,202)
     Costs incurred in connection with purchase
       and protection of patent rights                                   0               0           (201,270)
     Increase in organization expense                                    0               0             (4,185)

                                                           --------------------------------    ----------------
         Net cash used in investing activities                           0               0         (1,058,657)

Cash flows from financing activities
     Proceeds from the issuance of common stock                          0               0           4,171,841
     Costs incurred in connection with the issuance
       of common and convertible preferred stock,
       including costs classified as deferred expense                    0               0           (710,274)
     Issuance of notes payable                                       9,049           2,500             127,876
     Retirement of notes payable                                         0               0            (74,597)

                                                           --------------------------------    ----------------
     Net cash provided (used) by financing activities                 (16)             (9)                 143

                                                           --------------------------------    ----------------
     Net increase (decrease) in cash                                  (16)             (9)                 143

Cash
     Beginning                                                         159             193                   0

     Ending                                                    $    143.00    $     184.00       $      143.00



     See notes to the financial statements.




                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' equity
                                   (Unaudited)
    Three months ended September 30, 1998, the year ended December 31, 1997, and the period from January 10, 1984 (Inception) toSeptember 30, 1998


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



                                   (continued)
                                     Page 7

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' equity
                                   (Unaudited)
    Three months ended Septe,ber 30, 1998, the year ended December 31, 1997, and the period from January 10, 1984 (Inception) to Se[te,ber 30, 1998

                                                                           Convertible
                                                Common Stock               Preferred   Convertible   Additional
                                                Number of                  Stock       Preferred     Paid-in
                                                Shares            Amount   Subscribed  Stock         Capital
----------------------------------------------------------------------------------------------------------------
  Costs incurred to register the
  common stock underlying the warrants                  0.0000      0.00            0          0        (73,395)
Exercise of common stock options                   24,000.0000     24.00            0          0          29,976
Net loss for the year ended December 31, 1988           0.0000      0.00            0          0               0
Exercise of common stock options                   24,000.0000     24.00            0          0          29,976
Net loss for the year ended December 31, 1989           0.0000      0.00            0          0               0
Net loss for the year ended December 31, 1990           0.0000      0.00            0          0               0
Net loss for the year ended December 31, 1991           0.0000      0.00            0          0               0
Net loss for the year ended December 31, 1992           0.0000      0.00            0          0               0
Balance, December 31, 1992                      9,977,495.0000  $  9,977        $   -       $  -     $ 3,451,590


Net loss for the year ended December 31, 1993           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1993                      9,977,495.0000  $  9,977        $   -       $  -     $ 3,451,590

Net loss for the year ended December 31, 1994           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1994                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Net loss for the year ended December 31, 1995           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1995                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Net loss for the year ended December 31, 1996           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1996                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Net loss for the year ended December 31, 1997           0.0000      0.00         0.00       0.00            0.00
Balance, December 31, 1997                      9,977,495.0000  $  9,977         0.00       0.00       3,451,590

Issuance of common stock for stock             10,000,000.0000  $      -         0.00       0.00            0.00
Net loss for the Nine months
ended September 30, 1998                                0.0000      0.00         0.00       0.00            0.00
Balance, September 30, 1998                    19,977,495.0000  $  9,977         0.00       0.00       3,451,590


                                                                     Deficit
                                                                     Accumulated
                                                                     During
                                                                     Development
                                                                     Stage         Total
-----------------------------------------------------------------------------------------------

Costs incurred to register the
  common stock underlying the warrants                                         0       (73,395)
Exercise of common stock options                                               0         30,000
Net loss for the year ended December 31, 1988                          (694,368)      (694,368)
Exercise of common stock options                                               0         30,000
Net loss for the year ended December 31, 1989                          (897,153)      (897,153)
Net loss for the year ended December 31, 1990                          (597,782)      (597,782)
Net loss for the year ended December 31, 1991                          (437,019)      (437,019)
Net loss for the year ended December 31, 1992                          (373,346)      (373,346)
Balance, December 31, 1992                                         $ (3,755,480)   $  (293,913)

Net loss for the year ended December 31, 1993                          (318,269)    (318269.00)
Balance, December 31, 1993                                         $ (4,073,749)   $  (612,182)

Net loss for the year ended December 31, 1994                          (197,861)      (197,861)
Balance, December 31, 1994                                           (4,271,610)      (810,043)

Net loss for the year ended December 31, 1995                            741,198        741,198
Balance, December 31, 1995                                           (3,530,412)       (68,845)

Net loss for the year ended December 31, 1996                            (4,349)        (4,349)
Balance, December 31, 1996                                           (3,534,761)       (73,194)

Net loss for the year ended December 31, 1997                            (1,472)        (1,472)
Balance, December 31, 1997                                           (3,536,233)       (74,666)

Issuance of common stock for stock                                 $           -              0
Net loss for the Nine months
ended September 30, 1998                                                (16,176)       (16,176)
Balance, September 30, 1998                                          (3,552,409)       (90,842)

                                     Page 8

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 1 - Condensed financial statements

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1998, the results of operations for the three and nine months ended September 30, 1998and 1997, and for the period from January 10, 1984 (inception) to September 30, 1998, the changes in stockholders equity for the nine months ended September 30, 1998, the year ended December 31, 1997, and the period from January 10, 1984 (inception) to September 30, 1998, and the cash flows for the nine months ended September 30, 1998, and the period from January 10, 1984 (inception) to September 30, 1998.

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

Because the Company is in the development stage, the results of operations for the three and nine months period are not necessarily indicative of the results for a full year under normal operations.

Note 2 - Net loss per share

The net loss per share calculations are made using the weighted-average number of common shares outstanding.

Note 3 - Notes Payable

During the third quarter of 1998, the former President and the Chairman of the Board of Directors made loans to the Company totaling $400. Promissory notes, payable on demand and secured by a vast majority of the Company's tangible and intangible assets, were issued. The interest rate on the notes was the rate publicly announced by NationsBank of North Carolina, N. A. in Charlotte, North Carolina from time to time as its prime rate. Interest expense relating to those notes was $1,124 for the three months ended September 30, 1998.

The total amounts of interest payable relating to notes payable, $18,889 and $15,5538 at September 30, 1998, and December 31, 1997, respectively, are included in other accrued liabilities in the accompanying balance sheets.

Note 4 - Litigation

Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection costs of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. The Company has included collection costs of $1,179 in accounts payable. For the three months ended September 30, 1998, the amounts of $89, were included in interest expense.
The amount of $3,265 was included in accounts payable in the accompanying balance sheets.

McKinney & Moore, Inc. filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1993, McKinney & Moore, Inc. received a Judgment to recover the debt, attorney fees of $1,250, prejudgement in the amount of $211, plus interest at 10% per annum from the date of Judgment until paid in full. The Company has included attorney fees of $1,250 in accounts payable. For the three months ended September 30, 1998, the amount of $126, were included in interest expense. The amount of $3,802 was included in accounts payable in the accompanying balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The Company had no sales for the three months ended September 30, 1998, and 1997.

     Historically, the Company has had few sales of machines and equipment utilizing the application of waste and water treatment technologies ("Ozone Technologies"), and, to date, the Company has been unsuccessful in marketing machines and equipment that utilize the Ozone Technologies.

     The Company has not been able to generate sales of its products, and, consequently, the Company has incurred and continues to incur substantial losses. The Company experienced a net loss of $1,736 for the three months ended September 30, 1998, compared to $1,284 for the comparable period in 1997, for an increase in losses of $425. The increase was due, in large part, to the down sizing of the Company for lack of sales.

                        FINANCIAL CONDITION AND LIQUIDITY

     As of September 30, 1998, the Company's significant commitments which will result in identifiable expenses in the immediate future were pursuant to employment agreement with its two former officers. Under employment agreements with the Company, Manuel E. Kane as President and Treasurer and Albert D. Kane as Chairmen of the Board and Secretary each receive annual salaries of $50,000 subject to any increases, plus any bonuses approved by the Company's Board of Directors. The Kane's employment continues for successive periods of one year unless terminated by either party.

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

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS
Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection costs of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. The Company has included collection costs of $1,179 in accounts payable. For the three months ended September 30, 1998, the amounts of $89, were included in interest expense.
The amount of $3,265 was included in accounts payable in the accompanying balance sheets.

McKinney & Moore, Inc. filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1993, McKinney & Moore, Inc. received a Judgment to recover the debt, attorney fees of $1,250, prejudgement in the amount of $211, plus interest at 10% per annum from the date of Judgment until paid in full. The Company has included attorney fees of $1,250 in accounts payable. For the three months ended September 30, 1998, the amount of $126, were included in interest expense. The amount of $3,802 was included in accounts payable in the accompanying balance sheets.

     ITEM 2.  CHANGES IN SECURITIES
         None

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES
         None
     ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS
         None
     ITEM 5.  OTHER INFORMATION
         None
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None
     ITEM 7.  SUBSEQUENT EVENTS
     The Company has exhausted all affords to create new business and sales and in doing so has depleted the Company's capital. On September 21, 1998, the Company's Board of Directors approved the trade of 10,000,000 shares of Radiation Disposal Systems, Inc. for the 1,000,000 authorized shares of Asset Technology International, Inc. On such date Manuel E. Kane resigned as
President, Principal Executive Officer, Principal Financial and Accounting Officer, Treasurer and Director and Rudy W. De La Garza was elected as director by Albert D. Kane, the sole remaining director of the Company, until his successor is elected, to fill the vacancy on the board resulting from Manuel E. Kane's resignation. On such day Albert D. Kane resigned as Chairman of the Board, Secretary and Director and Wayne Gronquist was elected as director by Rudy W. De La Garza, the sole remaining director of the Company, until his successor is elected, to fill the vacancy on the board resulting from Albert D. Kane's resignation. Rudy W. De La Garza was elected by the Board as President and Chief Executive Officer of the Company and Wayne Gronquist was elected by the Board to the offices of Executive Vice President and Secretary. The resignations of Manuel E. Kane and Albert D. Kane as directors and officers of the Company was accepted. The transaction of the trade of shares resulted in the transfer of an approximate 50.0056% controlling interest in the company to the two single shareholders of Asset Technology International, Inc., namely, the JonRuco Company and Wayne Gronquist, Trustee both owning equal shares of Asset Technology International, Inc. prior to the trade.

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