Form 10-K
period 1997-12-31
RADIATION DISPOSAL SYSTEMS INC
filed 1999-01-12
CIK 758256

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                        THE SECURITIES EXCHANGE ACT 1934

                   For the Fiscal Year Ended December 31, 1997
                        Commission File Number: 0-13738

                        RADIATION DISPOSAL SYSTEMS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


   NORTH CAROLINA                                       56-1426581
   --------------                                       ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1373 East Morehead St., Suite 48, Charlotte, North Carolina            28204
-----------------------------------------------------------          ----------
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (704) 376-5350
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----
Securities registered pursuant to Section 12(b) of the Act: Common Stock,
 $.001 par value
 ----- --- -----

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES      NO X

The registrant has included disclosure of delinquent filers pursuant to Item 405 of Regulation S-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 1998 was $0.

The number of shares of the Registrant's Common Stock outstanding as of July 31, 1998 was 9,977,495

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

TOTAL NO. OF PAGES:  47
                    ----

EXHIBIT INDEX ON PAGE:  20
                       ----

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

Radiation Disposal Systems, Inc. (the "Company") was incorporated in North Carolina on January 10, 1984, under the name Chem-Waste Corporation, to acquire a patented process for reducinq the volume of contaminated insoluble organic solid resin materials; to develop and market machines to utilize such process (the "Process") to treat a variety of radioactive waste, and to continue development work in connection with the Process and machines to improve and expand their commercial applications and uses.

The Company also developed waste and water treatment technologies ("Ozone Technologies") to treat nonradioactive wastes and water using the basic component of the Process, ozone, in conjunction with, in some applications, the light pro6uced by high intensity discharge ("HID") lamps. The Ozone Technologies may be used to treat various types of waste. In connection with any application of the Ozone Technologies, a system may be customed-designed and fabricated to meet the particular needs of the purchaser.

The Company has been unsuccessful in marketing either the Process or the Ozone Technologies. To date, the Company has generated no significant revenues. During 1992, the Company substantially ceased operations and terminated all but two of its employees. The Company had very limited operations consisting in 1997 of transfer agent activities resulting in revenues of $2,087. Manuel E. Kane and Albert D. Kane, while serving as officers and Directors and having employment contracts with the Company, have confined their activities to administrative functions including, but not limited to, answering inquires, performing the duties as the Company's transfer agent, and dealing with matters involved with winding down the Company's operations. At December 31, 1997, the Company had no working capital or prospects for increased revenues. Because the Company has been unable to generate revenues and has no other sources to fund operations, it is unlikely that the Company will have any operations in the future. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The Company did not hold an annual meeting of shareholders or include audited financial statements in its filinq of this Form 10-K because the estimated expense of doing so would exhaust the Company's remaining funds. The Company has included internally generated and unaudited financial statements in this Form 10-K.

                        NARRATIVE DESCRIPTION OF BUSINESS

     Generally. The Company has been unsuccessful in marketing either the Process or the Ozone Technologies. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

     Competition. The Company attributes its inability to market the Process and the Ozone Technology to the fact that the use of ozone as a means of waste or water treatment is not a widely accepted technology. Producers use other means of waste disposal and/or treatment such as chemical and biological treatment, burial, and in certain cases, incineration. Therefore, the market for the Process and Ozone Technology has not developed and, in the opinion of Management, may never develop.

     There are a number of other firms offering various application: of ozone technology. Most of these firms have been in business for a longer period of time, are better established and better capitalized. Management is aware of at least two other companies, Ultrox International ("Ultrox") and Para Oxidation, that offer waste treatment systems which utilize ozone, hydrogen peroxide and conventional ultraviolet light to treat water and various types of wastes, including radioactive wastes and other wastes. Ultrox, which has been in existence since 1983, has been actively marketing and selling its waste treatment system for several years. Any such waste treatment system is likely to compete directly with the Ozone Technologies and/or the Process.

     Management is aware of several firms including, but not limited to, Ultrox International, Para Oxidation, PCI Ozone Corporation, Griffin Technics, Inc., Henkel Corporation and the successor company to Brown-Bovari, Inc. which presently have available ozone-based waste and water treatment systems which would compete with any system the Company might market.

     Within this limited market, given its historical lack of sales, the Company is of the opinion that its market position is negligible or nonexistent.

     Marketing. Although the Company has several sales representation agreements with various companies and individuals, as described below, these agreements have not resulted in sales sufficient to support the continued operation of the Company. The Company has no marketing outlets other than these sales representation agreements, and does not intend to develop any. Therefore, the Company currently is not actively marketing the Process or the Ozone Technologies. The sales representatives are paid by commission only.

     The Company has received relatively few inquiries as a result of the efforts of the sales representatives and has had no sales as a result of these sales representation agreements in the past three fiscal years, and has had no sales during that period.

     The Company entered into various sales representation agreements in 1988 through 1991, the majority of which have a three-year term, with one individual who is authorized thereunder to represent the Company in marketing the Process and/or certain of the Ozone Technologies to certain entities operating at predetermined waste treatment sites. These agreements provide for the payment of a commission based an a percentage of the sales price. No sales were made under these agreements during 1995, 1996, and 1997. All these sales representation agreements expired or were not renewed as of December 31, 1995.

     In December, 1988, the Company entered into a three-year sales representation agreement with Steven M. Kane, Inc., of which the principal owner and officer is Steven Kane, a former Director of the Company and the son of Manuel E. Kane and the nephew of Albert D. Kane. The agreement has been renewed for four additional one-year periods. This agreement was not renewed as of December 31, 1995. This agreement provided for a commission of up to lO% on certain sales of the Company's products in the designated territory and/or to designated companies. Historically, the Company has had four sales and leases of machines and equipment utilizing the Ozone Technologies as result of this sales representation agreement.

In April, 1991, the Company entered into a three-year finder's agreement with Steven M. Kane, Inc. This agreement provided for a commission of 10% of the revenue collected for sales of the Company's products to a designated group of four potential customers. No sales have been made under this agreement. This Agreement was renewed for an additional one-year period. This agreement was not renewed as of December 31, 1995.

     Material and Production. The following discussion of materials and production must be read in light of the fact that the Company has virtually no operations. The Company does not employ, nor does it intend to employ, sufficient personnel to produce any systems or machines which the Company could sell or lease. While there are a number of outside fabricators that have the capabilities to construct and assemble the systems and machines, the absence of sales renders issues of production capability moot.

     The Company does not presently inventory any equipment or component parts. Although this dependence on suppliers for equipment and components could lead to significant production delays, the absence of sales renders concerns about delays moot.

     The Company gained certain technology regarding the generation of ozone pursuant to an agreement it entered into with Pillar Technologies, Inc. ("Pillar") in 1988. Pillar is presently the only source for the power supply used in conjunction with the ozone generator in the systems and machines. No purchases were made in 1997.

     The Company entered into an agreement in November, 1989, pursuant to which it received a license to use certain technology relating to the materials used in and the construction of an essential component of the ozone generator.


     Patents. On March 5, 1984, the Company obtained, by assignment from Gram Research & Development Co., Inc. ("Gram"), all Gram's interest in and to a patented process for a method of reducing the volume of contaminated insoluble organic solid resin materials, and any U.S. or foreign letters patent issued therefor. The Process is based upon the process described in this Patent. The U.S. Patent and Trademark Office issued U.S. Patent No. 4,437,999 (the "Patent"), dated March 20, 1984, for such patented process entitled "Method of Treating Contaminated Insoluble Organic Solid Material", naming Sherman T. Mayne as the inventor and Gram as assignee. An assignment of such patented process and the aforedescribed U.S. Letters Patent from Gram to the Company was recorded in the U.S. Patent and Trademark Office on March 29, 1984. The Patent expires March 20, 2001. During the year ended December 1995, the Company forwent the payment of applicable annual renewal fees for the Patent because of the substantial depletion of its financial resources, thereby allowing the Patent to lapse.

     Due to insufficient funds, the Company forwent payment of the applicable yearly renewal fees on its European, Australian and Norwegian patents, all of which lapsed on March 19, 1991. The Company's Finnish and Japanese patent applications were abandoned on August 14, 1990, and March, 1991, respectively.


In September, 1986, the Canadian Patent Office granted the Company a patent for the Process, as described in the Patent, which expires September 16, 2003. The Company does not know if this Canadian patent remains in effect.

     Seasonality. The Company's business is not seasonal in nature.


     Working Capital Items, Customer Dependence, Back Log Orders. Because the Company's sales or other distributions of the systems and machines have been have been insignificant, customer dependence and any backlog orders are not germane to the Company's business. The Company maintains no inventory. See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

     Research and  Development.  During the year ended  December  31, 1997,  the
Company incurred no expenses related to company-sponsored research and development and engineering activities, which activities were principally related to the engineering and design of systems for particular applications of the Ozone Technologies. ( See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.") The Company incurred approximately $2,345 and $2,965 in expenses related to company-sponsored research and development and engineering activities for the years ended December 31, 1996, and 1995, respectively.

     Environmental Compliance. Without sales of current systems designed to apply the Ozone Technologies or machines designed to apply the Process, it is difficult to evaluate the material effects of compliance with applicable regulations of the various federal, state and local agencies, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have upon the capital expenditures, earnings and competitive position of the Company. If the Company were ever to make such sales, which management views as unlikely, environmental compliance could become a significant issue for the Company to overcome in achieving successful operations.

     To date, the systems designed to apply the Ozone Technologies have been distributed through the sale or lease thereof. Under this plan of distribution, it is anticipated that it will be primarily the purchasers and/or users of the systems, and not the Company, that will be subject to environmental regulation in connection with the use thereof.

     With regard to the nachines designed to apply the Process, compliance with any federal, state and local governmental regulations may be so burdensome for the Company and/or users of such machines as to have a material adverse effect upon the viability of the Process or will render the use in a commercial setting of such machines unfeasible or impossible. It is possible, though not anticipated, that certain of the radioactive materials remaining after radioactive wastes have been treated with the Process may, under current or future government regulations, be classified as "intermediate level" or "high level" radioactive materials, the disposal of which is highly regulated, and could be sufficiently costly as to diminish or offset any economic benefit of the reduction of the radioactive wastes by treatment with the Process. In this event, the Process would be uneconomical and therefore unmarketable.

     It is possible that the Company will have to modify the design of the system and/or machines for the Ozone Technologies or the Process in order for the users thereof to meet regulatory standards. The Company is unable to currently assess the extent or costs of any such modifications. The company has insufficient assets to fund any modifications.

     The Company anticipates that it will have no material capital expenditures for environmental control facilities for the remainder of its current fiscal year. No assurance can be given that government regulations will not be promulgated in the future which will have a material adverse effect on the operations of the Company's business.

     Employees. As of August 1, 1998, the Company had two employees.  Mr. Manuel
E. Kane and Mr. Albert D. Kane, while serving as officers and Directors and having employment contracts with the Company, have confined activities to administrative functions including, but not limited to answering inquires and dealing with matters involved with winding down the Company's operations. These two employees are not sufficient to sustain operations.


     Mr. Albert D. Kane is Chairman of the Board and Secretary of the Company. Mr. Kane resides in Short Hills, New Jersey. Mr. Manuel E. Kane is President and Treasurer of the Company.


ITEM 2.  PROPERTIES

     The Company subleases office space located at 1373 East Morehead Street, Suite 48, Charlotte, North Carolina from Manuel E. Kane pursuant to a month-to-month lease agreement. The Company does not pay rent under this lease agreement.

     The Company had an agreement with Pfeiffer College, located in Misenheimer, North Carolina, under which it is used certain of Pfeiffer's laboratory facilities for producing electrodes ordered by users of the Company's systems. In addition, Pfeiffer agreed to provide the Company with storage facilities and access to utilities and certain auxiliaries needed in connection with such activities. As a consideration for Pfeiffer's performance under this agreement, the Company agreed to transfer certain of its testing equipmnent to Pfeiffer following the Company's use of such equipment. The Company transferred the aforementioned equipment to Pfeiffer College during the year ended December 31, 1996.

     The Company constructed a small pilot plant facility on the Pfeiffer campus and had the exclusive right to use and occupy the facility for various activities through October 12, 1996. Upon expiration of the agreement, the right to use and occupy the building belonged to Pfeiffer College.

     On October 12, 1996, Pfeiffer College took possession of the aforementioned small pilot plant. At that time, the Company donated all its office and laboratory equipment and its test and demonstration machinery and related components to Pfeiffer College. The Company did not have the financial resources to move and store the aforementioned equipment and machinery.


     Presently, the Company has no insurance coverage of any kind in force at December 31, 1997. The Company allowed its insurance coverages to expire after July 7, 1993, and did not renew any of its policies.

     ITEM 3. LEGAL PROCEEDINGS Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection cost of $1,179 plus interest of 8% per annum from the date of Judgement until paid in full, and court costs. Because the Company did not have the financial resources to pay this Judqment, it was not paid as of December 31, 1997.

     McKinney & Moore, Inc. filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1993, McKinney & Moore, Inc. received a Judgment to recover the debt, attorney fees of $1,250, prejudgement interest in the amount of $211, plus interest at 10% per annum from the date of Judgment until paid in full. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of December 31, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1995, and during the years ended December 31, 1996 and 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades in the over-the-counter market. Due to lack of trading, no bid and asked closing prices per share for the Company's Common Stock for any quarterly period in 1997 or 1996 are available.

     As of July 31, 1998, the Company had outstanding 9,977,495 shares of common stock and approximately 1,095 shareholders of record. (The Company had the option to repurchase a number of shares of the Company's stock held by three individuals, which repurchase option expired on June 30, 1990. In June, 1990, prior to the expiration of the repurchase option, the Company exercised its option to repurchase with regard to a total of 34,418 shares of stock held by these three individuals. As of the date hereof, the three individuals have not executed all the necessary documents to effect the transfer of the shares to the Company and consequently these shares remain outstanding.)

The Company has not been in a financial position to pay dividends since its inception and because of the Company's continuing losses from operations and the substantial depletion of its cash reserves, the Company has no plans to pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

(Remainder of page left intentionally blank)




                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                            SELECTED FINANCIAL DATA



                          At and for the Year ended December 31
                     ---------------------------------------------------------------------------------
                       1997          1996           1995          1994          1993          1992
                     ----------    ----------     ----------    ----------    ----------    ----------


SELECTED STATEMENT
OF INCOME (LOSS) DATA:

Sales                $  -          $   -          $   -         $   -         $   -         $  18,725

Cost of sales           -              -              -             -             -            41,557
                    ----------     ----------     ----------    ----------    ----------    ----------
 Gross margin           -              -              -             -             -           (22,832)

Engineering,
research and
development
expenses                -               2,345          2,965        13,055       124,176      173,006

Administrative
expenses                 4,568          7,017        194,643       194,283       201,605      183,325
                     ----------    ----------     ----------    ----------    ----------    ----------
Income (loss) from
operations              (4,568)        (9,362)      (197,608)     (207,338)     (325,781)    (379,163)

Interest and
other income             3,096          5,013        938,806         9,477         7,512        5,817
                     ----------    ----------     ----------    ----------    ----------    ----------

 Net income (loss)   $  (1,472)    $   (4,349)    $  741,198    $(197,861)    $(318,269)    $(373,346)
                     ==========    ===========    ==========    ==========    ==========    ==========

Weighted average
shares of
common stock          9,977,495      9,977,495     9,977,495     9,977,495     9,977,495     9,977,495
                     ==========    ===========    ==========    ==========    ==========    ==========
 Net income (loss)
 per share           $   (.00)     $    (.00)     $    .07      $  (.02)      $  (.03)      $  (.04)
                     ==========    ===========    ==========    ==========    ==========    ==========

SELECTED BALANCE
SHEET DATA:

Current assets       $     159     $      193     $       17    $  24,638     $   25,150    $   33,013
Current
liabilities             74,825         73,387         71,207      918,796        747,037       571,994
                     ----------     ----------     ----------   ----------    ----------    ----------

 Working capital
 (deficit)           $ (74,666)    $  (73,194)    $  (71,190)   $(894,158)    $(721,887)    $(538,981)
                     ==========    ==========     ==========    ==========    ==========    ==========
 Total assets        $     159     $      193     $    2,362    $ 108,753     $ 134,855     $ 278,081
                     ==========    ==========     ==========    ==========    ==========    ==========

 Stockholders' equity
 (deficit)           $  74,666     $  (73,194)    $  (68,845)   $ (810,043)   $(612,182)    $(293,913)
                     ==========    ==========     ==========    ==========    ==========    ==========




                                  (continued)
                                       7




                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                            SELECTED FINANCIAL DATA



                          At and for the Year ended December 31
                     ----------------------------------------------------------------------
                       1991          1990           1989          1988          1987
                     ----------    ----------     ----------    ----------    ----------


SELECTED STATEMENT
OF INCOME (LOSS) DATA:

Sales                $ 202,982     $ 172,740      $   -         $   -         $   -

Cost of sales          188,524       100,525          -             -             -
                    ----------     ----------     ----------    ----------    ----------
 Gross margin           14,458        72,215          -             -             -

Engineering,
research and
development
expenses               217,024       301,252         495,494       370,313       254,446

Administrative
expenses               291,681       436,815         522,132       465,490       344,853
                     ----------    ----------     ----------    ----------    ----------
Income (loss)
from operations        (494,247)    (665,852)     (1,017,626)     (835,803)     (599,299)

Interest and
other income             57,228       68,070         120,473       141,435       171,614
                     ----------    ----------     ----------    ----------    ----------

 Net income (loss)   $ (437,019)   $(597,782)     $ (897,153)   $ (694,368)   $ (427,685)
                     ==========    ===========    ==========    ==========    ==========

Weighted average
shares of
common stock          9,977,495      9,977,495     9,968,355     9,754,646     9,262,646
                     ==========    ===========    ==========    ==========    ==========
 Net income (loss)
 per share           $   (.04)     $    (.06)     $   (.09)     $  (.07)      $  (.05)
                     ==========    ===========    ==========    ==========    ==========

SELECTED BALANCE
SHEET DATA:

Current assets       $ 159,198     $  199,425     $  706,825    $1,454,678    $1,874,892
Current
liabilities            419,184        151,567         57,689        76,830        96,514
                     ----------     ----------     ----------   ----------    ----------

 Working capital
 (deficit)           $(259,986)    $   47,858     $  649,136    $1,377,848    $1,778,378
                     ==========    ==========     ==========    ==========    ==========
 Total assets        $ 498,617     $  668,019     $1,171,923    $2,058,217    $2,410,664
                     ==========    ==========     ==========    ==========    ==========

 Stockholders' equity
 (deficit)           $  79,433     $  516,452     $1,114,234    $1,981,387    $2,315,664
                     ==========    ==========     ==========    ==========    ==========




                                  (continued)
                                        8



                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                            SELECTED FINANCIAL DATA (continued)


                                                                         At and for the
                                                                           Period from
                                                                         January 10, 1984
                                                                          (Inception) to
                          At and for the Year ended December 31           December 31
                     ------------------------------------------          -------------
                       1986          1985           1984                      1997
                     ----------    ----------     ----------             -------------

SELECTED STATEMENT
OF INCOME (LOSS) DATA:

Sales                $  -          $   -          $   -                  $   394,447

Cost of sales           -              -              -                      330,606
                    ----------     ----------     ----------             -------------
 Gross margin           -              -              -                       63,841

Engineering,
research and
development
expenses                94,875        124,806         -                    2,173,757

Administrative
expenses               324,886        149,952          1,906               3,323,156
                     ----------    ----------     ----------
Income (loss) from
operations            (419,761)      (274,758)        (1,906)             (5,433,072)

Interest and
other income           218,697        148,950            651               1,896,839
                     ----------    ----------     ----------             -------------

 Net income (loss)   $ (201,064)   $ (125,808)    $  (1,255)             $(3,536,233)
                     ==========    ===========    ==========             =============

Weighted average
shares of
common stock          9,009,495      7,818,525     2,795,118
                     ==========    ===========    ==========
 Net income (loss)
 per share           $   (.02)     $    (.02)     $    (.00)
                     ==========    ===========    ==========

SELECTED BALANCE
SHEET DATA:

Current assets       $2,417,502    $2,787,668     $  289,469
Current
liabilities              96,267        35,198         44,822
                     ----------     ----------     ----------

 Working capital
 (deficit)           $2,321,235    $2,752,470     $  244,647
                     ==========    ==========     ==========
 Total assets        $2,838,102    $2,978,097     $  375,408`
                     ==========    ==========     ==========

 Stockholders' equity
 (deficit)           $2,741,835    $2,942,899     $  330,586
                     ==========    ==========     ==========




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The Company had no net sales for the year ended December 31, 1997 and 1996, and 1995.

     Historically, the Company has had no sales of equipment using the Process, and few sales of machines and equipment utilizing the Ozone Technologies. To date, the Company has been unsuccessful in marketing machines and equipment that utilize the Process or Ozone Technologies.

     The Company has not been able to generate sales of its products, and, consequently, the Company had incurred substantial losses and continues to incur losses disregarding cancellation of debt income. The Company experienced a net loss of $1,492 for the year ended December 31, 1997, compared to $4,349 for 1996 and net income of $741,198 for 1995 for a decrease of $2,857 as compared to 1996 and an increase of 9742,690 as compared to 1995. Disregarding cancellation of debt income, the Company would have experienced a net loss of $7,077 for the year ended December 31, 1997, compared to $11,746 for 1996 and of 8191,774 for 1995 for a decrease of $4,669 as compared to 1996, and $184,697 as compared to 1995. The Company continued to severely curtail its operations in 1997. The decrease in the 1997 net loss disregarding cancellation of debt income as compared to 1996 and 1995 was due, in large part, to the continued abatement of the Company's operations.

     For the year ended December 31, 1997, the Company had no engineering, research and development expenses compared to $2,345 for 1996 and $2,965 for 1995.

     All costs related to research and development, including costs for drawings and testing, are expensed when incurred in accordance with Financial Accounting Standards Board Statement No. 2.

     For the year ended December 31, 1997, the Company incurred administrative expenses of $4,568, compared to $7,017 for 1996 and $194,643 for 1995, for a decrease of $2,449 as compared to 1996 of $190,075 as compared to 1995. The significant components of 1997 administrative expenses together with comparative data where significant change has occurred in relation to prior years, include the following:

     (a) The Company had no salary expense pursuant to employment agreements with Albert D. Kane and Manuel E. Kane as officers of the Company, who both are stockholders and Directors of the Company for 1997 and 1996, and $75,000 for 1995. Pursuant to their employment contracts, the officers are entitled to each receive annual salaries of $50,000. In December, 1995, the officers agreed to perform the limited duties that the Company requires without compensation until such time as the Company has sufficient financial resources to pay salaries. In December, 1995, the officers forgave all accrued salaries owed them by the Company because of the Company's depleted financial resources and the Company's uncertain future. In 1995, the Company recognized $579,167 in cancellation of debt income as a result of this forgiveness of debt.

     (b) The Company had no professional fees for 1997 and 1996 compared to $4,006 for 1995. (See Item 3.--"LEGAL PROCEEDINGS").

     (c) Office expense of $2,512, compared to $3,962 for 1996 and $9,083 for 1995, for a decrease of 91,450 as compared to 1996 and of $6,571 as compared to 1995. This decrease was due, in large part, to the Company's severe curtailing of operations.

     (d) The Company had no amortization of patent expense for 1997 and 1996 compared to $78,804 for 1995. During 1995, the Company forwent the payment of applicable annual renewal fees for the Patent because of the substantial depletion of its financial resources, thereby allowing the Patent to lapse. The Company recognized the remaining unamortized cost ($78,804) as expense in 1995.


     (e) The Company had no bad debt expense for 1997 and 1996 compared to $24,096 for 1995. In 1995, the Company was unable to collect the outstanding debt due it from Chandler County, a municipality in Texas and recognized bad debt expense.

     The Company had other income of $3,096 for the year ended December 31, 1997, compared to $5,013 for 1996 and $938,806 for 1995, for an decrease of $1,917 as compared to 1996 and of $935,710 as compared to 1995. The significant components of 1997 other income together with comparative data where significant change has occurred in relation to prior years, include the following:

     (a) The Company no other income for the year ended December 31, 1997, compared to $995 for 1996 and $12,669 for 1995. Other income represents net proceeds (after deducting costs) from mainly miscellaneous replacement part sales, machinery rental, and treatability testing activities.

     (b) The Company had interest expense of $4,596 for the year ended December 31, 1997, compared to $4,373 in 1996 and $6,835 in 1995 for an increase of $223 as compared to 1996 and a decrease of $2,239 as compared to 1995. During 1997, the Company exhausted its cash reserves and was forced to borrow funds from its two officers to finance its working capital needs. (For additional information, see the discussion under "FINANCIAL CONDITION AND LIQUIDITY" of this Item 7.) In 1997, 1996, and 1995, the Company incurred interest expense involved with judgments against it which have not been paid. (For additional information, see the discussion under ITEM 3. - LEGAL PROCEEDINGS.

     (c) Cancellation of debt income of $5,605, compared to $7,397 for 1996 and $932,972 for 1995, for a decrease of $1,792 as compared to 1996 and of $927,367 as compared to 1995. During the years ended December 31, 1997, 1996, and 1995, the time limit allowed by the Statute of Limitations for vendors to collect certain of the Company's trade payables expired. Because the Company does not have the financial resources to pay these debts and the aforementioned Statute of Limitations bars their collection, the Company included these amounts in cancellation of debt income. For the years ended December 31, 1997, 1996, and 1995, the amounts of $5,605, $7,397, and $147,923, respectively were included in cancellation of debt income. In December, 1995, the officers forgave all accrued salaries owed them by the Company because of the Company's depleted financial resources and the Company's uncertain future. In 1995, the Company recognized $579,167 in cancellation of debt income as a result of this forgiveness of debt. In December, 1995, the individuals who is related to officers and directors of the Company forgave the debt which totaled $201,164 because of the Company's depleted cash reserves and the uncertainty of the Company's future. For the year ended December 31, 1995, the amount of $201,164 is included in cancellation of debt income. In addition, the Company included $4,718 of accrued payroll taxes related to the forgiven in cancellation of debt income for the year ended December 31, 1995.

                 FINANCIAL CONDITION AND LIQUIDITY

     The Company's cash decreased $34 for the year ended December 31, 1997 from $193 at December 31, 1996 to $159 at December 31, 1997, compared to an increase of $176 during 1996 and a decrease of $350 during 1995. The 1997 change in cash was affected by the following:

     (a) Operations used $2,481 in cash, which is comprised of the net loss of $1,472 increased by the net change in other working capital accounts of $1,009.

     (b) Financing activities provided $2,447 which represents the issuance of $9,447 of notes payable to officers and Directors of the Company reduced by the retirement of $7,000 of notes payable. Management believes that it is unlikely that the Company will be able to obtain financing of any nature in the future other than nominal amounts lent by Management to fund nominal operations.

     The Company is unable to currently estimate the cost of any necessary compliance with applicable government regulations.

     As of its 1997 fiscal year end, the Company's significant commitments which may result in identifiable expenses in the immediate future were pursuant to employment agreements with its two officers. Under employment agreements with the Company, Manuel E. Kane as President and Treasurer and Albert D. Kane as Chairman of the Board and Secretary each receive annual salaries of $50,000 subject to any increases, plus any bonuses approved by the Company's Board of Directors. The Kanes' employment continues for successive periods of one year unless terminated by either party. In December, 1995, the officers agreed to perform the limited duties that the Company requires without compensation until such time as the Company has sufficient financial resources to pay salaries. In the absence of a capital infusion or the location of other sources of funds, which Management believes unlikely, the Company will have insufficient funds to pay salaries in the near future.

     Manuel E. Kane and Albert D. Kane, officers and Directors of the Company, made certain loans to the Company totaling $9,447 to provide working capital during the year ended December 31, 1997. In connection with such loans, promissory notes, payable on demand, were executed by the Comnpany in favor of Manuel E. Kane and Albert D. Kane. These notes were secured by all the Company's account receivables, contract claims, choses in action, money and general intangibles; inventory; other goods; and insurance and other proceeds. The interest rate on the notes was the rate publicly announced by NationsBank of North Carolina, N. A. in Charlotte, North Carolina from time to time as its prime rate. Notes totaling 7,000 were retired during 1997.

     There have been no significant expenditures for property or other equipment or assets since January 1, 1998.


     During 1997, the Company continued to take steps to reduce its operating expenses and to severely curtail its operations in an attempt to conserve its remaining limited financial resources. However, at December 31, 1997, the Company's financial resources were almost completely exhausted. Because of its extremely weak financial condition, the Company did not hold an annual meeting of meeting of shareholders in 1997 because the estimated cost of that meeting would exhaust its remaining financial resources. In addition, the Company did not include audited financial statements in this Form 10-K because the estimated expense of such compliance with the Securities and Exchange Act of 1934 would exhaust the Company's remaining financial resources. The Company has included internally generated and unaudited financial statements in this Form 10-K.

     The Company has, to date, generated no significant revenues. Because the Company's available remaining funds are extremely limited, Management has taken extreme steps to severely curtail the Company's operations including, but not limited to, performing as its own transfer agent; allowing the insurance policies to expire; including unaudited financial statements in this Form 10-K, and not holding an annual meeting of stockholders. In the absence of a capital infusion or the location of other sources of funds, which Management believes unlikely, the Company will have insufficient funds to continue operations beyond August or September, 1998. See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

                               CAPITAL RESOURCES

     Subsequent to December 31, 1997, and as of July 31, 1998, the Company has had no expenditures for the purchase of materials, machinery and other testing equipment.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA


     Because of its extremely weak financial condition, the Company did not include audited financial statements in its filing of this Form 10-K because the estimated expense of such compliance with the Securities and Exchange Act of 1934 would exhaust the Company's remaining financial resources. The Company has included financial statements in this Form 10-K which were generated internally and are unaudited.


     The information required by this Item 8. is referenced in Item 14.(a) and is included in pages F-1 through F-17 and pages S-1 through S-6 hereof, except that the information included is unaudited.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Because of its extremely weak financial condition, the Company did not include audited financial statements in its filing of this Form 10-K because the estimated expense of such compliance with the Securities and Exchange Act wou1d exhaust the Company's remaining financial resources. The Company has included financial statements in this Form 10-K which were generated internally and are unaudited. If the Company had had the financial resources, Cherry, Bekaert and Holland, the principal accountants in the prior years, would have been asked to issue a Report of Independent Certified

Public. Accountants.

     The principal accountant's report on the financial statements for the year ended December 31, 1990, the last year for which a Report of Independent Certified Public Accountants was issued, contained a qualified opinion as to the uncertainty that the Company will continue as a going concern.

     The Company and the principal accountant have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure involved with the registrant's two most recent fiscal years and all subsequent interim periods.

     The Company has not engaged another principal accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Directors and Executive Officers. The Directors and executive officers of the Company, as of July 15, 1998, are as follows:

 Name                      Age                   Position
 ----                      ---                   --------

Albert D. Kane             82                    Chairman of the Board,
                                                  Secretary & Director
Manuel E. Kane             78                    President,  Treasurer &
                                                  Director

     All Directors are elected each year by the shareholders of the Company at its annual meeting of shareholders normally held in June. Each of the Directors holds office until his death, resignation, retirement, removal, disqualification, or until his successor is elected and qualified. The officers are elected by the Directors and each holds office, unless otherwise specified by the Directors, until his death, resignation, retirement, removal, disqualification, or until his successor is elected and qualified. All of the Company's executive officers presently have employment agreements with the Company.

     During 1997, the Company continued to reduce its operating expenses and to severely curtail its operations in an attempt to conserve its remaining limited financial resources. However, at December 31, 1997, the Company's financial resources were almost completely exhausted. Because of its extremely weak financial condition, the Company did not hold an annual meeting of shareholders in 1997 because the estimated cost of that meeting would exhaust its remaining financial resources.

     Effective July 5, 1994, Wachovia Bank of North Carolina, N. A. resigned as the transfer agent of the Company. Because of its extremely weak financial condition, the Company is acting as its own transfer agent.

     Information as of July 15, 1998, relating to the business experience of the present Directors and executive officers of the Company is set forth below.

     MR. ALBERT D. KANE, together with his brother, Manuel E. Kane, founded the Company in January 1984, and has served as a Director since January 17, 1984, and as its Chairman of the Board and Secretary since October 12, 1987.

Prior to October 12, 1987, Mr. Kane served as the President of the Company. For a period of approximately 33 years, from 1942 until 1975, Mr. Kane was involved in various areas of the textile business. For the majority of this time, Mr. Kane worked with his brother, Manuel E. Kane. During this period, the Kanes conducted their textile businesses through various companies owned by them.

     In 1963, Mr. Kane and his brother, Manuel E. Kane, formed Kane Realty Corp., which owned and managed real estate in Gaston County, North Carolina. In 1978, this Company sold its assets to Albert Kane/Manuel Kane Joint Venture (the "Joint Venture"). In 1995, the Joint Venture was liquidated, and Mr. Kane's interest in the Joint Venture was transferred to Albert D. Kane, L.L.C. This industrial real estate was leased to the Kane's textile business until 1976 and has been leased to unrelated parties since that date.

     Mr. Kane graduated from Harvard University in 1937 having received a Bachelor of Arts degree in Economics.

     Mr. Kane has an employment agreement with the Company, under which he is employed as the Company's Chairman of the Board and Secretary. Thereunder, Mr. Kane agrees to devote as much time to the duties assigned to him by the Board of Directors and to the business and affairs of the Company as is reasonably necessary for the efficient performance and carrying on thereof. Mr. Kane's employment by the Company under this agreement continues for successive periods of one year unless terminated by either party as provided therein. In December, 1995, Mr. Kane agreed to perform the limited duties Company requires without compensation until such time as the Company client financial resources to pay salaries.

     MR. MANUEL E. KANE, together with his brother, Albert D. Kane, founded the Company in January, 1984, and has served as a Director since January 17, 1984, and as its President and Treasurer since October 12, 1987. Prior to October 12, 1987, Mr. Kane served as the Vice President, Secretary and Treasurer of the Company. From 1979 to 1983, Mr. Kane served as President and Treasurer of Ultracept, Inc., a manufacturer of patented pollution control equipment to reduce toxic waste discharged from industrial plants. From 1983 until the commencement of his duties as Vice President, Secretary and Treasurer of the Company, Mr. Kane was involved in the management of the industrial real estate owned by Albert Kane/Manuel Kane Joint Venture.

     From 1945 until 1975,  Mr. Kane has been involved with his brother,  Albert
D. Kane, in various areas of the textile business. Since 1963, Mr. Kane worked and his brother, Albert D. Kane, in owning and managing industrial real estate located in Gaston County, North Carolina. Upon the liquidation of the Joint Venture, Mr. Kane's interest was transferred to Manuel E. Kane, L.L.C. For a description of these business ventures, see the biography of Albert D. Kane, above.

     Mr. Kane was one of the founders of Carolina State Bank (now Southern National Bank) and served as a member of its Board of Directors from 1969 to 1976. From June, 1987 until November, 1992, Mr. Kane served on the Board of Directors of a public company, First Provident Group, Inc., located in Charlotte, North Carolina.

     Mr. Kane graduated from Harvard University in 1943 having received a Bachelor of Arts degree in Political Science.

     Mr. Kane has an employment agreement with the Company, under which he is employed as the Company's President and Treasurer. Mr. Kane is authorized under the agreement to act as the Company's chief operating officer. Mr. Kane's employment by the Company under this agreement continues for successive periods of one year unless terminated by either party. In December, 1995, Mr. Kane agreed to perform the limited duties that the Company requires without compensation until such time as the Company has sufficient financial resources to pay salaries.

     Executive Committee. The Company's Board of Directors has an Executive Committee consisting of Albert D. Kane and Manuel E. Kane. This committee has been granted all the authority allowable under North Carolina law to act for the Board of Directors.

     To the best of the Company's knowledge, no persons failed to file or were delinquent in filing Forms 4 or 5, with the Securities and Exchange Commission as required by Section 16(a) of the Securities and Exchange Act of 1934, to report the transactions during the year ended December 31, 1997.


ITEM 11.  EXECUTIVE  COMPENSATION.

     The  following  table  sets  forth  certain   information   concerning  the
compensation of the Directors and executive officers of the Company for the year ended December 31, 1997.

Name of Individual or
Number in Group           Capacities in which Served         Cash Compensation
-----------------------   --------------------------         -----------------

All executive officers         All  capacities                   $ -0-
as a group (2  persons)

     None of the Company's executive officers received cash compensation in excess of $60,000 for the year ended December 31, 1997. In December, 1995, the officers agreed to perform the limited duties that the Company requires without compensation until such time as the Company has sufficient financial resources to pay salaries. All of such officers as a group (2 persons) were entitled to receive aggregate compensation of $ -0- for the year ended December 31, 1997. In December, 1995, the officers forgave all accrued salaries owed them by the Company because of the Company's depleted financial resources and the Company's uncertain future. In 1995, the Company recognized $579,167 in cancellation of debt income as a result of this forgiveness of debt.

     Pursuant to their employment agreements with the Company, Albert D. Kane and Manuel E. Kane were entitled to reimbursement for expenses relating to the business of the Company and the performance of their duties as officers of the Company during 1997.

     Other than as set forth herein, no remuneration of any nature has been paid for or on account of services rendered by a Director in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The fo11owing table sets forth as of July 15, a998, the number of shares of the Company's outstanding Common Stock owned beneficially by (i) each person known to the Company to be the beneficial owner of more than 5% of such stock,
(ii) each Director of the Company, and (iii) all officers and

Directors of the Company as a group:

Name & Address of          Amount and Nature of       Percentage of Outstanding
Beneficial Owner           Beneficial Ownership             Common Stock
------------------         --------------------       -------------------------
                                   (1)

Manuel E. Kane                   200,000                       2.00%
4252 Woodglen Lane
Charlotte,  NC 28226


Albert D. Kane                   200,000                       2.00%
391 Hartshorn
Drive Short Hills,  NJ 07078
                                ---------                    ---------


All directors and officers
as a group (2 persons)           400,000                       4.00%

                                ---------                    ---------

Steven M. Kane                 2,015,100                      20.19%
4013 Walnut Clay Road
Austin, TX 78731-3934

Seth M. Kane                   1,245,050                      12.48%
23 Circle Drive
Belmont, NC 28012


Ross A. Kane                   1,245,050                      12.48%
6115 Hickory Forest Drive
Charlotte,  NC 28277


(1) All shares are held  directly.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under employment agreements with the Company, Manuel E. Kane as President and Treasurer and Albert D. Kane as Chairman of the Board and Secretary, each is entitled to receive annual salaries of $50,000 subject to any increases, plus any bonuses approved by the Company's Board of Directors. In December, 1995, the officers agreed to perform the limited duties that the Company requires without compensation until such time as the Company has sufficient financial resources to pay salaries. In December, 1995, the officers forgave all accrued salaries owed them by the Company because of the Company's depleted financial resources and the Company's uncertain future. The Kanes' employment pursuant to their agreements continues for successive periods of one year unless terminated by either party.

     During 1994, Ross A. Kane, the son of Albert D. Kane, was hired to perform accounting and administrative functions including, but not limited to, functions involved with the filing of the Company's Form 10-K for the year ended December 31, 1993, and the Forms 10-Q for the year ended December 31, 1994. Mr. Kane billed the Company a total of $120,000 for the services rendered in 1994 and 1993, but he agreed to defer payment of these fees due to the depletion of the Company's cash reserves. The Company terminated the employment of Ross A. Kane as a full-time employee of the Company effective August 24, 1992. Since March, 1990, the Company had employed Mr. Kane on a full-time basis. Mr. Kane was compensated in the amount of $56,001 for his services in 1992. During 1992, $17,334 was paid to Mr. Kane, and $38,667 was deferred because of the depletion of the Company's cash reserves. In December, 1995, Mr. Kane forgave the debt owed him by the Company which totaled $183,667 because of the Company's depleted cash reserves and the uncertainty of the Company's future. Ross Kane received 1,245,050 shares of the Company's common stock by gift from his father, Albert D. Kane; 75,000 shares on November 30, 1990, 200,000 shares on December 20, 1991, 200,000 shares on December 15, 1992, and 770,050 shares on March 10, 1998. Ross Kane is the nephew of Manuel E. Kane.

     In December, 1988, the Company entered into a three-year sales representation agreement with Steven M. Kane, Inc., of which the principal owner and officer is Steven Kane, a former Director of the Company and the son of Manuel E. Kane and the nephew of Albert D. Kane. The agreement had been renewed for five additional one-year periods. This agreement provided for a commission of up to 10% on certain sales of the Company's products in the designated territory and/or to designated companies. Commissions of $2,132 have been paid under this agreement, and commissions of $17,497 had been accrued and were unpaid at December 31, 1994. In April, 1991, the Company entered into a three-year finder's agreement with Steven M. Kane, Inc. This agreement provided for a commission of 10% of the revenue collected for sales of the Company's products to a designated group of four potential customers. The agreement has been renewed for an additional one-year period. No finder's fees have been paid under this agreement. The Company reimbursed Steven Kane for only those out-of-pocket expenses relating to services he performed on behalf of the Company that are unrelated to Company sales activities in which he engages. In December, 1995, Mr. Kane forgave the debt which totaled $17,497 because of the Company's depleted cash reserves and the uncertainty of the Company's future. As of December 31, 1995, this agreement was not renewed. Steven Kane received 2,015,100 shares of the Company's common stock by gift from his father, Manuel
E. Kane, 75,000 shares on November 30, 1990, 200,000 shares on December 20, 1991, 200,000 shares on December 15, 1992, and 1,540,100 shares on March 10, 1998. Steven Kane is the nephew of Albert D. Kane.

Michael Kane received 475,000 shares of the Company's common stock by gift from his father, Manuel E. Kane, 75,000 shares on November 30, 1990, 200,000 shares on December 20, 1991, 200,000 shares on December 15, 1992. Michael Kane is the nephew of Albert D. Kane.

On March 10, 1998, Seth Kane received 1,245,050 shares of the Company's common stock by gift from his father, Albert D. Kane. Seth Kane is the nephew of Manuel
E. Kane.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The following Financial Statements are filed herewith as required pursuant to Part I, Item 8 of this Form 10-K:

REPORT OF INDEPENDENT CERTIFIED PUBLIC                               Page
ACCOUNTANTS (is not filed with this report because                   ----
the financial statements filed with this Form 10-K were generated internally and unaudited.)

BALANCE SHEETS, December 31, 1997 and 1996 (Unaudited)               F-1

STATEMENTS OF LOSS                                                   F-3
     Years ended December 31, 1997, 1996, and 1995 and the period from January 10, 1984 (Inception to December 31, 1997 (Unaudited)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY,                       F-5
     Years ended December 31, 1997, 1996, and 1995 and the period from January 10, 1984 (Inception) to December 31, 1997 (Unaudited)

STATEMENT OF CASH FLOWS,                                             F-7
     Years ended December 31, 1997, 1996, and 1995 and the period from January 10, 1984 (Inception) to December 31, 1997 (Unaudited)

NOTES TO FINANCIAL STATEMENTS (Unaudited)                            F-8

          2. Schedules. The following Financial Statement Schedules are filed herewith:

INDEPENDENT AUDITOR'S REPORT ON SCHEDULES (is                        Page
not filed with this report because                                   ----
the financial statements filed with this Form 10-K were generated internally and unaudited.)

SCHEDULE V - Property, Plant and Equipment                           S-1

SCHEDULE VI - Accumulated Depreciation and amortization              S-4
              of Property and Equipment

          3. Exhibits. The following exhibits are filed herewith pursuant to the requirements of paragraph (c) of this Item 14 and Item 601 of Regulation S-K:




                  (Remainder of page left intentionally blank)


Exhibit No.               Document                                               Method of Filing
----------               --------                                               ----------------


3.1            Articles of Incorporation & Amendments            Filed herewith and reference is made to
                                                                 Exhibits 3.1, 3.2, 3.3 and 3.4 of the
                                                                 Company's Form S-18 Registration Statement
                                                                 (Registration No. 2-96567-A)  effective date
                                                                 May 14, 1985, which is hereby incorporated
                                                                 herein and reference is made to Exhibit 3.1
                                                                 of the Company's Form 10-K (Commission File
                                                                 No. 0-13738) for the year ended December 31,
                                                                 1990 which is hereby incorporated herein.
3.2            Bylaws as Amended Through September 21, 1990      Reference is made to Exhibit 3.2 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-013738) for the year ended December 31, 1990
                                                                 which is hereby incorporated herein.
4.1            Specimen Certificate                              Reference is made to Exhibit 4.1 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31, 1985
                                                                 which is hereby incorporated herein.
9              Voting trust agreement (Not applicable)
10.1           Employment agreement with Sherman T. Mayne**      Reference is made to Exhibit 10.1 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31, 1990
                                                                 which is hereby incorporated herein.
10.2           Employment agreement with Manuel E. Kane          Reference is made to Exhibit 10.6 of the
                                                                 Company's Form S-18 Post-Effective Amendment
                                                                 No. 2 (Registration No. 2-96567-A) filed
                                                                 January 5, 1988 which is hereby incorporated
                                                                 herein.
10.3           Employment agreement with Albert D. Kane          Reference is made to Exhibit 10.6 of the
                                                                 Company's Form S-18 Post-Effective Amendment
                                                                 No. 2 (Registration No. 2-96567-A) filed
                                                                 January 5, 1988 which is hereby incorporated
                                                                 herein.
10.4           Stock Repurchase Agreement between Gram           Reference is made to Exhibit 10.7 of the
               Research & Development Co. and Registrant         Company's Form S-18 Registration Statement
                                                                 (Registration No. 2-96567-A) effective date
                                                                 May 14, 1985, which is hereby incorporated
                                                                 herein.
10.5           Agreement with Pfeiffer College - 1985***         Reference is made to Exhibit 10.6 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1985 which is hereby incorporated herein.
10.6           Agreement with Pfeiffer College - 1986***         Reference is made to Exhibit 10.15 of the
                                                                 Company's Form S-18 Post-Effective
                                                                 Amendment No. 1 (Registration No. 2-96567-A)
                                                                 filed February 13, 1987 which is hereby
                                                                 incorporated herein.
10.7           Agreement with Pillar TEchnologies, Inc.*         Reference is made to Exhibit 10.26 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1987 which is hereby incorporated herein.
10.8           Agreement with Excalibur Enterprises, Inc.*       Reference is made to Exhibit 10.26 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1987 which is hereby incorporated herein.
10.9           Agreement with Rowe R. Motley, Doris B. Stith     Reference is made to Exhibit 10.34 of the
               and Sherman T. Mayne                              Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1988 which is hereby incorporated herein.
10.10          Consulting Agreement with Howard L. Cytryn        Reference is made to Exhibit 10.13 of the
               5/06/89-11/05/89***                               Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1989 which is hereby incorporated herein.





10.11          Employment Contract with Terry R. Denton**        Reference is made to Exhibit 10.14 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1989 which is hereby incorporated herein.
10.12          Testing Services Agreement between Bechtel-KWU    Reference is made to Exhibit 10.15 of the
               Alliance and Registrant**                         Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1989 which is hereby incorporated herein.
10.13          Lease between Washington Power Supply**           Reference is made to Exhibit 10.13 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1990 which is hereby incorporated herein.
10.14          Employment Contract with Rodney Webb**            Reference is made to Exhibit 10.14 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1990 which is hereby incorporated herein.
10.15          Lease between Pfizer, Inc. and REgistrant**       Reference is made to Exhibit 10.15 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1990 which is hereby incorporated herein.
10.16          Agreement between World Financial Network, Inc.   Reference is made to Exhibit 10.16 of the
               and Registrant*                                   Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1990 which is hereby incorporated herein.
10.17          Agreement between Stone & Webster Engineering     Reference is made to Exhibit 10.17 of the
               and Registrant***                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1990 which is hereby incorporated herein.
10.18          Agreement between Tracy Staller and Registrant*   Reference is made to Exhibit 10.18 of the
                                                                 Company's Form 10-K (Commission File No.
                                                                 0-13738) for the year ended December 31,
                                                                 1990 which is hereby incorporated herein.
11             Statement re computation of per share earnings (not applicable)
12             Statement re computation of ratios (not applicable)
13             Annual or Quarterly Report (Not applicable)
16             Letter re Change in Certifying Accountant (Not applicable)
18             Letter re change in accounting principles (Not applicable)
19             Previously unfiled documents (Not applicable)
22             Subsidiaries of the registrant (Not applicable)
23             Published report regarding matters submitted to
               vote of security holders (Not applicable)
24             Contents (Not applicable)
25             Power of Attorney (Not applicable)
28.1           Patent                                            Reference is made to Exhibit 28.1 of the
                                                                 Company's Form S-18 Registration Statement
                                                                 (Registration No. 2-96567-A0 effective date
                                                                 May 14, 1985, which is hereby incorporated
                                                                 herein.
28.2           Assignment of Patent                              Reference is made to Exhibit 28.2 of the
                                                                 Company's Form S-18 Registration Statement
                                                                 (Registration No. 2-96567-A) effective date
                                                                 May 14, 1985, which is hereby incorporated
                                                                 herein.
29             Information from reports furnished to state
               insurance regulatory authorities (Not applicable)



-------------------------------
* Although this agreement has not been terminated, no joint activities are expected to be conducted thereunder.
**   This agreement has been terminated.
***  This agreement has expired.

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                                 Balance Sheets
                                  (Unaudited)

                                     Assets


                                                       December 31
                                               ----------------------------
                                                   1997            1996
                                               -----------      -----------
Assets
  Cash                                         $     159        $     193
                                               -----------      -----------
     Total Assets                                    159              193
                                               ===========      ===========

















See notes to the financial statements.


                                   (continued)

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                           Balance Sheets (continued)
                                  (Unaudited)


                      Liabilities and Stockholders' Equity


                                                       December 31
                                               ----------------------------
                                                   1997            1996
                                               -----------      -----------
Current liabilities
  Accounts payable                             $    9,497       $   15,102
  Notes payable                                    44,231           41,783
  Accrued interest payable                         21,097           16,502
                                               -----------      -----------
      Total current liabilities                    74,825           73,387



Stockholders' equity
  Convertible preferred stock - non-voting,
    non-cumulative, $.50 par value,
    authorized 1,500,000 shares, issued
    and subsequently converted to common
    stock, 650,000 shares                              -              -
  Common stock, $.001 par value, authorized
    20,000,000 shares, issued and
    outstanding - 9,977,495 shares                    9,977          9,977
  Additional paid-in capital                      3,451,590      3,451,590
  Deficit accumulated during development
    stage                                        (3,536,233)    (3,534,761)
                                                ------------    -----------
                                                    (74,666)       (73,194)
                                                ------------    -----------
                                                $       159            193
                                                ============    ===========



See notes to the financial statements.

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Delopment Stage Company)

                              Statements of Income
                                  (Unaudited)



                                                                                                    Period from
                                                                                                  January 10, 1984
                                                                Year ended December 31              (Inception) to
                                                       ------------------------------------
                                                         1997          1996          1995         December 31, 1997
                                                       ----------   ----------   ----------       -----------------



Sales - net                                            $    -       $    -       $    -           $        394,447

Cost of sales                                               -            -            -                    330,606
                                                       ----------   ----------   ----------       -----------------
Gross margin                                                -            -            -                     63,841
                                                       ----------   ----------   ----------       -----------------
Engineering, research and development expenses
  Engineering expenses                                      -            -            -                    243,499
  Consulting expenses                                       -            -            -                    218,205
  Materials and supplies                                    -            -            -                    148,623
  Depreciation                                              -            -            -                    453,237
  Amortization of improvements to research facility         -           2,345        2,965                  29,644
  Labor and salaries                                        -            -            -                    667,144
  Service and use agreement expense                         -            -            -                     14,065
  Loss on abandoned property and equipment                  -            -            -                    356,516
  Taxes and licenses                                        -            -            -                     42,824
                                                       ----------   ----------   ----------       -----------------
                                                            -           2,345        2,965               2,173,757
                                                       ----------   ----------   ----------       -----------------
Administrative expenses
  Salaries                                                  -            -          75,000               1,059,183
  Consulting fees                                           -            -           2,079                 198,273
  Public relations                                          -            -            -                    142,344
  Professional fees                                         -            -           4,006                 830,948
  Depreciation                                              -            -            -                      7,569
  Amortization of patent and organization expense           -            -          78,804                 205,455
  Rent                                                      -            -             525                  35,339
  Travel and entertainment                                  -           1,628          524                 214,845
  Office expense                                           2,512        3,962        9,083                 272,010
  Group insurance                                           -            -            -                     30,889
  Insurance                                                 -            -            -                     85,837
  Transfer agent fees                                      2,056          967         -                     59,544
  Taxes and licenses                                        -              45          326                  67,004
  Advertising                                               -            -            -                      7,010
  Commissions                                               -            -             200                  31,145
  Bad debt                                                  -            -          24,096                  24,096
  Other                                                     -             415         -                     51,665
                                                       ----------   ----------   ----------        ----------------
                                                           4,568        7,017      194,643               3,323,156
                                                       ----------   ----------   ----------        ----------------
    Loss from operations                                   4,568        9,362      197,608               5,433,072

See notes to the financial statements.


                                   (continued)

                        RADIATION DISPOSAL SYSTEMS, INC.
                           (A Delopment Stage Company)

                        Statements of Income (continued)
                                  (Unaudited)




                                                                                                    Period from
                                                                                                  January 10, 1984
                                                              Year ended Dcember 31                (Inception) to
                                                       ------------------------------------
                                                         1997          1996          1995         December 31, 1997
                                                       ----------   ----------   ----------       -----------------

Other income (expense)
  Interest income                                     $     -           -       $    -           $         788,820
  Other - net (principally
    replacement part sales,
    testing and rental income)                              -            995        12,669                 178,791
  Transfer agent fees                                      2,087         994          -                      3,081
  Cancellation of debt                                     5,605       7,397       932,972                 945,974
  Gain on sale of capital assets                            -           -             -                      1,789
  Interest expense                                        (4,596)     (4,349)       (6,835)                (21,616)
                                                       ----------   ----------   ----------       ------------------
                                                           3,096       5,013       938,806               1,896,839
                                                       ----------   ----------   ----------       ------------------
    Net Income (loss)                                 $   (1,472)  $  (4,349)   $  741,198        $     (3,536,233)
                                                       ==========   ==========   ==========       ==================

Weighted average shares
  of common stock                                      9,977,495   9,997,495     9,997,495
                                                       ==========  ==========    ==========
Net income (loss) per share                           $    (.00)   $   (.00)    $      .07
                                                       ==========  ==========    ==========











See notes to the financial statements.

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                 Statements of Changes in Stockholders' Equity
                                  (Unaudited)

       Years ended December 31, 1997, 1996, and 1995 and the period from January 10, 1984 (Inception) to December 31, 1997



                                                                                                               Deficit
                                                       Common Stock        Convertible                        Accumulated
                                                                            Preferred Convertible  Additional   During
                                                   --------------------
                                                   Number of                  Stock    Preferred    Paid-in   Development
                                                   Shares         Amount   Subscribed    Stock      Capital      Stage        Total
                                                   ---------------------------------------------------------------------------------

Issuance of common stock for cash                     5,777.3873  $5,777   $    -      $   -     $     532   $     -     $    6,309
Issuance of common stock under patent
  assignment agreement                                  532.1077     532        -          -          -            -            532
Change in par value of common stock
  $1.00 per share to $.001 per share              6,303,185.5050    -           -          -          -            -           -
Subscriptions received from convertible
  preferred stock through private placement                -        -       325,000        -          -            -        325,000
Net loss for the initial period ended
  December 31, 1984                                        -        -           -          -          -          (1,255)     (1,255)

Issuance of convertible preferred stock                    -        -      (325,000)    325,000       -            -           -
Issuance of common stock through public
  offering                                       2,7000,000.0000   2,700        -          -      3,372,300        -      3,375,000
Costs incurred in the issuance of common
  and convertible preferred stock:
    Reclassification of deferred expense
      at December 31, 1984                                 -        -           -          -        (78,387)       -        (78,387)
    Costs incurred subsequent to
      December 31, 1984                                    -        -           -          -       (558,492)       -       (558,492)
Net loss for the year ended December 31, 1985              -        -           -          -           -       (125,808)   (125,808)

Net loss for the year ended December 31, 1986              -        -           -          -           -       (201,064)   (201,064)

Conversion of convertible preferred stock
  to common stock                                   650,000.0000     650        -      (325,000)    324,350       -           -
Net loss for the year ended December 31, 1987              -        -           -          -           -       (427,685)   (427,685)

Exercise of warrants held by underwriter            270,000.0000     270        -          -        404,730        -        405,000
Costs incurred to register the common
  stock underlying the warrants                            -        -           -          -        (73,395)       -        (73,395)
Exercise of common stock options                     24,000.0000      24        -          -         29,976        -         30,000
Net loss for the year ended December 31, 1988              -        -           -          -           -       (694,368)   (694,368)

Exercise of common stock options                     24,000.0000      24        -          -         29,976        -         30,000
Net loss for the year ended December 31, 1989              -        -           -          -           -       (897,153)   (897,153)

Net loss for the year ended December 31, 1990              -        -           -          -           -       (597,782)   (597,782)

Net loss for the year ended December 31, 1991              -        -           -          -           -       (437,019)   (437,019)

Net loss for the year ended December 31, 1992              -        -           -          -           -       (373,346)   (373,346)
                                                ------------------------------------------------------------------------------------
Balance, December 31, 1992                       9,977,495.0000   $9,977   $    -      $   -     $3,451,590 $(3,755,480)  $(293,913)
                                                ------------------------------------------------------------------------------------

                                  (continued)

     See notes to financial statements.

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Comapny)

           Statements of Changes in Stockholder's Equity (continued)
                                  (Unaudited)

       Years ended December 31, 1997, 1996, and 1995, and the period from January 10, 1984 (Inception) do December 31, 1997



                                                                                                               Deficit
                                                       Common Stock        Convertible                        Accumulated
                                                                           Preferred Convertible  Additional   During
                                                   --------------------
                                                  Number of                  Stock    Preferred    Paid-in   Development
                                                  Shares         Amount    Subscribed   Stock      Capital      Stage        Total
                                                  -------------- -------  ------------ --------   --------- ------------ ----------

Net loss for the year ended December 31, 1993              -        -           -          -           -       (318,269)   (318,269)
                                                  -------------- -------   ----------- --------  ---------- ------------  ----------
Balance, December 31, 1993                        9,977,495.0000 $ 9,977   $    -      $   -     $3,451,590 $(4,073,749)  $(612,182)
                                                  -------------- -------   ----------- --------  ---------- ------------  ----------
Net loss for the year ended December 31, 1994              -        -           -          -           -       (197,861)   (197,861)
                                                  -------------- -------   ----------- --------  ---------- ------------  ----------
Balance, December 31, 1994                        9,977,495.0000 $ 9,977   $    -      $   -     $3,451,590 $(4,271,610)  $(810,043)
                                                  -------------- -------   ----------- --------  ---------- ------------  ----------
Net income for the year ended December 31, 1995            -        -           -          -           -        741,198     741,198
                                                  -------------- -------   ----------- --------  ---------- ------------  ----------
Balance, December 31, 1995                        9,977,495.0000 $ 9,977   $    -      $   -     $3,451,590 $(3,530,412)  $ (68,845)
                                                  -------------- -------   ----------- --------  ---------- ------------  ----------
Net loss for the year ended December 31, 1996              -        -           -          -           -         (4,349)     (4,349)
                                                  -------------- -------   ----------- --------  ---------- ------------  ----------
Balance, December 31, 1996                        9,977,495.0000 $ 9,977   $    -      $   -     $3,451,59  $(3,534,761)  $ (73,194)
                                                  -------------- -------   ----------- --------  ---------- ------------  ----------
Net loss for the year ended December 31, 1997              -        -           -          -           -         (1,472)     (1,472)
                                                  -------------- -------   ----------- --------  ---------- ------------  ----------
Balance, December 31, 1997                        9,977,495.0000 $ 9,977   $    -      $   -     $3,451,590 $(3,536,233)  $ (74,666)
                                                  ============== =======   =========== ========  ========== ============  ==========









        See notes to the financial statements.

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                                          Period from
                                                                                                        January 10, 1984
                                                               Year ended December 31                    (Inception) to
                                                       ------------------------------------
                                                         1997          1996          1995               December 31, 1994
                                                       ---------   -----------  -----------             -----------------

Cash flows from operating activities
  Net income (loss)                                     $(1,472)    $(4,349)    $ 741,198                    $(3,536,233)
  Adjustment to reconcile net loss to net
  cash used by operating activities
    Depreciation and amortization                          -          2,345        81,770                        695,906
    Loss on abandoned property
      and equipment                                        -           -             -                           356,516
    Book value of machinery included
      in cost of sales                                     -           -             -                             6,236
    (Increase) decrease in accounts receivable             -           -           24,096                           -
    (Increase) decrease in prepaid expenses                -           -              175                           -
    Increase (decrease) in accounts payable              (5,605)     (7,397)     (281,502)                         9,497
    Increase (decrease) in accrued liabilities            4,596       4,374      (565,667)                        21,097
                                                       ---------   -----------  -----------             -----------------
      Net cash provided by (used by)
        operating activities                             (2,481)     (5,027)           70                     (2,446,981)
                                                       ---------   -----------  -----------             -----------------
Cash flows from investing activities
  Property and equipment additions                         -           -             -                          (853,202)
  Costs incurred in connection with purchase
    and protection of patent rights                        -           -             -                          (201,270)
  Increase in organization expense                         -           -             -                            (4,185)
                                                      ---------    -----------  -----------             -----------------
     Net Cash used in investing activities                 -           -             -                        (1,058,657)
                                                      ---------    -----------  -----------             -----------------
Cash flows from financing activities
  Proceeds from the issuance of common stock,
    including the conversion of proferred stock            -           -             -                         4,171,841
  Costs incurred in connection with the issuance
    of common and convertible preferred stock,
    including costs classified as deferred expense         -           -             -                          (710,274)
  Issuance of notes payable                               9,447       5,700        14,180                        118,827
  Retirement of notes payable                            (7,000)       (497)      (14,600)                       (74,597)
                                                      ---------    -----------  -----------             -----------------
    Net cash provided (used) by financing activities      2,447       5,203          (420)                     3,505,797
                                                      ---------    -----------  -----------             -----------------
    Net increase (decrease) in cash                         (34)        176          (350)                           159

Cash
  Beginning                                                 193          17           367                           -
                                                      ---------    -----------  -----------             -----------------
  Ending                                                $   159     $   193     $      17                    $       159
                                                      =========    ===========  ===========             =================


See notes to the financial statements.

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements
             December 31, 1997, 1996, and 1995, and the period from
                January 10 1984 (Inception) to December 31, 1997

                                  (Unaudited)

Note 1 - Omission of Report of Independent Public Accountants

Due to its severe curtailing of its operations and its lack of remaining financial resources, the Company was not audited by its Independent Public Accountants. The financial statements presented in the Form 10-K are unaudited.
                                                                      ----------

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997 and 1996, the results of operations, the changes in stockholders' equity, and its cash flows for the years ended December 31, 1997, 1996, and 1995, and the period from January 10, 1984 (inception) to December 31, 1997.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed more fully in Note 2 to the financial statements, the Company has been in the development stage since its inception (January 10, 1984) and as such devoted substantially all its efforts in the areas of engineering and research and in developing markets for systems designed to apply the ozone technologies to treat wastes and water. The Company has not generated significant operating revenues, has incurred substantial losses, and has made substantial investments in property and equipment and patent costs. Because the Company's cash reserves are substantially depleted, substantial doubt exists about the Company's ability to continue as a going concern. The Company has extremely curtailed its operations.

Note  2  -  Accounting  policies

Organization

The Company was incorporated on January 10, 1984, with its principal purpose to design, manufacture, sell, and service equipment and systems for the treatment of contaminated insoluble organic solid materials. Because the Company has been unsuccessful in its efforts to market the equipment and systems for treatment of radioactive wastes, it devoted a significant amount of activity in the development and application of ozone technologies to treat nonradioactive wastes and water. The Company has been unsuccessful in its efforts to market the ozone technologies to treat nonradioactive wastes and water.

Since its inception (January 10, 1984), the Company has been in the development stage. Although operations have commenced and the Company has generated sales of equipment and systems, the operating revenue received by the Company has not been significant. Development stage activities to date consisted in the early years of testing and engineering the machinery to treat the organic solid materials referred to in the preceding paragraph and

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)


                         Notes to Financial Statements

             December 31, 1997, 1996, and 1995, and the period from

               January 10, 1984 (Inception) to December 31, 1997

                                   (Unaudited)

Note 2 - Accounting policies (continued)

testing the application of the method referred to in Note 4, to treat certain insoluble radioactive materials. In later years, these development stage activities have consisted of developing and marketing the ozone technologies referred to in the preceding paragraph. During this development stage, the Company has incurred significant operating losses and has made substantial investments 1n property and equipment and patent costs.

Because of the significant losses referred to on the preceding page, the substantial depletion of the Company's cash reserves and the uncertainty surrounding whether additional debt or equity funds can be obtained, the Company may be unable to continue as a going concern.

Property and equipment

Property and equipment included the historical costs incurred to acquire components of and assemble the laboratory and demonstration models of certain systems used to apply the technologies referred to on the preceding page. These costs had been capitalized because of management's intention to utilize such models in alternative engineering activities and to assist in the marketing process. The carrying value of machinery and components which are no longer used in the testing and marketing processes and which have been permanently removed from the models is charged to loss on abandoned property and equipment in the year the components are abandoned. As of December 31, 1997, all of the carrying value of the aforementioned machinery and components has been charged to loss on abandoned property and equipment.

Depreciation

Depreciation on equipment was computed using principally the straight-line method over seven years, the estimated useful life of the equipment. Depreciation on office equipment was computed using principally the straight-line method over five years.

Warranty costs


Because sales of machinery and equipment have not been significant, the Company has been unable to establish any historical experience with respect to warranty costs. Accordingly, no provision for warranty costs has been made in the accompanying financial statements. Research and development costs Research and development costs are expensed as incurred.

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements
             December 31, 1997, 1996, and 1995, and the period from
                January 10, 1984 (Inception) to December 31, l997

                                   (Unaudited)

Note 2 - Accounting policies (continued)

PATENT


The Company's patent, originally granted to Gram Research and Development Co., Inc. (Gram) on March 20, 1984, is being amortized on a straight-1ine basis over 190 months beginning June, 1985. The Company forwent the payment of applicable annual renewal fees for all foreign patents, except the Canadian patent. During the year ended December 31, 1995, the Company forwent the payment of applicable annual renewal fees for the United States patent because of the substantial depletion of its cash reserves. The remaining patent costs in the amount of $78,804 was included in amortization expense in the year ended December 31, 1995.

Net loss per  share

Net loss per share calculations are based on the weighted-average number of common shares outstanding.

Note 3 - Improvements to research  facility

Under a ten-year agreement with Pfeiffer College entered into in October 1986, the Company had exclusive right to use and occupy a building for any research purpose which does not involve radioactive materials. Such use was without payment of consideration for seven years and for payment of $1 annually for three years. Upon expiration of the agreement, and the right to use and occupy the building belonged to Pfeiffer College. The Company's costs in connection with the construction of the building were amortized using the straight-line method over ten years, the term of the agreement. In October, 1996, Pfeiffer College took possession of the building. In the year ended December 31, 1996, the Company retired the asset but did not recognize any loss on retirement.

Note 4 - Patent

1n March, 1984, the Company obtained a patent through assignment from Gram for a method of treating contaminated insoluble organic solid materials. In connection therewith, the Company gave Gram and/or its stockholders a continuing 9% ownership of all present and future outstanding voting and nonvoting common stock and voting preferred stock of the Company (see
Note 5), and upon the successful completion of the public offering (see Note 5), the Company paid Gram $170,000. In December, 1988, Gram transferred its right of continuing ownership to its stockholders. The amount stated in the accompany1ng balance sheet includes legal fees incurred in the assignment and

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements
             December 31, 1997, 1996, and 1995, and the period from
                January 10, 1984 (Inception) to December 31, l997

                                   (Unaudited)



 Note 4 - Patent (continued)

additional legal costs to register foreign patents.

Note 5 - Capital stock

Preferred stock

In September, 1984, the stockholders of the Company authorized the amendment of the Company's Articles of Incorporation to allow the issuance of up to 1,500,000 shares of $.50 par value, non-voting preferred stock, such amendment and issuance to be in such amount and at such time as deemed appropriate. These shares had a 10% non-cumulative dividend, were callable at 105% of par value and were convertible into common stock on a share-for-share basis. In December, 1984, the Company received through a private placement $325,000 in subscriptions for 650,000 shares of convertible preferred stock, and in January, 1985, subsequent to the amendment of the Company's Article of Incorporation described above, 650,000 shares of this stock were issued. In connection with this issue, the Company incurred $75,450 in legal, accounting and brokerage expenses which were charged to additional paid-in capital in January, 1985.

In June and August, 1987, the holders of 100,000 and 550,000, respectively, of convertible preferred stock exercised their right to convert such preferred stock into common stock on a share-for-share basis.

Public offering In June, 1985, the Company conducted a public offering of 2,700,000 shares of common stock for $1.25 per share. The underwriter received a sales commission of $337,500 (10% of the gross offering proceeds), a non-accountable expense allowance of $85,000 and warrants, which were exercisable over a four-year period which began in June, 1986, entitling the underwriter to purchase 270,000 shares of the Company's common stock for $1.50 per share (see below).

In connection with the public offering, legal, accounting, and brokerage expenses of $561,429 were incurred, including the underwriter's sales commissions and expense allowance described above. These costs were charged to additional paid-in capital.

Warrants

The Company filed two post-effective amendments to the registration statement filed in connection with the initial public offering of its common stock. The amendments were filed on behalf of the warrant holders referred above, who exercised their right to require, at the expense of the Company, a one-

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements

             December 31, 1997, 1996, and 1995, and the period from January 10, 1984 (Inception) to December 31, 1997 (Unaudited)

 Note 5 - Capital stock  (continued)

time registration of the 270,000 shares of common stock underlying the warrants. In July and September, 1988, the warrants were exercised, whereupon the Company received $405,000 ($1.50 per share exercised), In connection with the filings referred to above, the Company incurred legal and accounting fees of $73,395, which were charged to additional paid-in capital upon exercise of the warrants.

 Stock  options

The Company has granted stock options to Rowe Motley, an officer, director and stockholder of Gram, and George Robinson, an officer, director and stockholder of Gram prior to March, 1983, in partial consideration for technical consulting services rendered to the Company. Options were also granted to Murray Frank and Anthony J. Forte in exchange for consulting services rendered in connection with the initial conceptualization of the Company and the exploitation of the method described in Note 4. Each of these options was granted to purchase 24,000 shares of common stock at $1.25 per share, the same price as the common stock was offered in the initial public offering. The options for Robinson and Frank have expired. In 1988, the Company received $30,000 for the exercise of the options held by Mr. Forte and in 1989, the Company received $30,000 for the exercise of: the options held by Mr. Motley.

In addition, the Company agreed to give Gram's stockholders (see Note 4) a continuing 9% ownership of all present and future outstanding voting and nonvoting common stock and voting preferred stock of the Company (see Note 4), and the Company retained the right to repurchase any shares held by the stockholders at $.001 a share as long as such purchase would not reduce the ownership below 9%. Prior to June 30, 1990, the Company exercised its right to repurchase a total of 34,418 shares, but as of December 31, 1997, the necessary documents to effect the transfer of shares have not been fully executed; consequently, the shares remain outstanding at December 31, 1997. The continuing 9% ownership right is reduced by the percentage decrease in the stockholders' interest occurring by reason of their sale or assignment of the Company's stock.

 Note 6 - Income taxes

At December 31, 1997, the Company has available for tax purposes net operating loss carryforwards of approximately $3,556,000 which have been generated since inception and may be applied against future taxable income. Such carryforwards began expiring in 1989 for state income tax purposes (approximately $2,433,000 have expired at December 31, 1997) and 1999 for federal tax purposes. For financial reporting purposes, the Company's net operating loss carryovers are approximately $3,465,000 which differ from

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements

             December 31, 1997, 1996, and 1995, and the period from January 10, 1984 (Inception) to December 31, 1997 (Unaudited)

                                  (Unaudited)

Note 6 - Income taxes  (continued)

those available for income tax purposes because of timing differences in reporting loss on abandoned property and equipment. At December 31, 1997 and 1996, no deferred income taxes are applicable to those timing differences.

Additionally, the Company has available research and development credit carryforwards of approximately $103,000 which are available to reduce future income tax expense and which begin to expire in the year ending December 31, 2000. No income tax benefit is provided for the effect of operating loss and credit carryforwards since at December 31, 1997, 1996, and 1995, future utilization of the operating loss is not certain and no deferred tax liabilities exist for which the credit carryforward can offset.

Note 7 - Related  party transactions

The Company has paid compensation to an individual who was a director of the Company and who is related to officers and directors of the Company. Such compensation paid to this individual amounted to $17,497 for the year ended December 31, 1992. In December, 1995, this individual forgave the debt which the Company owed him totaling $17,497 because of the Company's depleted cash reserves and the uncertainty of the Company's future. The Company has accrued professional services of $120,000 for the years ended December 31, 1994 and 1993, and has accrued compensation of $38,667 and $25,000 for the years ended December 31, 1992 and 1991, respectively, to an individual who is related to officers and directors of the Company. This individual agreed to defer collection of the professional fees and compensation because of the Company's depletion in its cash reserves. In December, 1995, this individual forgave the debt which the Company owed him totaling $183,667 because of the Company's depleted cash reserves and the uncertainty of the Company's future. For the year ended December 31, 1995, the amount of $201,164 is included in cancellation of debt income, In addition, the Company included $4,718 of accrued payroll taxes related to the forg1ven salaries in cancellation of debt income for the year ended December 31, 1995.

Note 8 - Commitments

Employment agreements The Company

entered into five-year employment agreements with two stockholders, who are also officers and directors, providing for compensation of $50,000 each annually. These agreements were scheduled to expire in December, 1989, but were automatica11y renewed for additional one-year periods. The individuals covered under these agreements also agreed to defer

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements
             December 31, 1997, 1996, and 1995, and the period from
          January 10, 1984 (Inception) to December 31, 1997 (Unaudited)

                                  (Unaudited)


Note 8 - Commitments  (continued)

collection of the compensation because of the Company's depletion in its cash reserves. In December, 1995, the two shareholders forgave the debt owed them by the Company which totaled $579,167 because of the Company's depleted cash reserves and the uncertainty of the Company's future. In December, 1995, the officers agreed to perform the limited duties that the Company requires without compensation until such time as the Company has sufficient financial resources to pay salaries. For the year ended December 31, 1995, the amount of $579,157 is included in cancellation of debt income.

 Sales and finders  agreements

In December, 1988, January, 1989, and March, 1989, the Company entered into six separate three-year finders agreements with an individual. Each agreement provides for a 10't commission of revenue collected on all sales by the individual to certain customers operating at specific sites, as defined in each separate agreement. In addition, in August, 1988, the Company entered into a five-year finders agreement with an individual which provides for a commission of 5% of revenue collected on all sales to a certain customer as defined in the agreement. Total commissions during the term of the agreement are limited to $50,000. No sales activity is presently being conducted under these agreements. These agreements were no longer in force at December 31, 1995.

In December, 1988, the Company entered into a three-year sales representative agreement with a corporation, of which the principal owner and officer was a director of the Company and is related to the Company's ma3ority stockholders by reason of family membership. The agreement provided for a commission not to exceed 10% of the net amount, as defined, received by the Company on any sale made by the corporation of such products and in such territory specified. This agreement was renewed for four additional one-year periods. Commissions expense of $19,629 has been incurred by the Company in connection with this agreement. (See Note 7 -Related Parties)

Also, in April, 1991, the Company entered into a three-year finder's agreement with a corporation, of which the principal owner and officer was a director of the Company and is related to the Company's majority stockholders by reason of family membership. This agreement provides for a commission of 10% of the revenue collected, as defined, for sales of the Company's products to a designated group of four potential customers. This agreement was renewed an additional one-year period, No sales activity has occurred as a result of this agreement.

In January, 1991, the Company entered into a three-year agreement with an engineering firm. This agreement provides for the engineering firm to have the exclusive right to promote, market and/or sublicense certain of the Company's ozone technologies in conjunction, with systems designed to utilize

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements
             December 31, 1997, 1996, and 1995, and the period from
          January 10, 1984 (Inception) to December 31, 1997 (Unaudited)

                              (Unaudited)

 Note 8 - Commitments (continued)

such technologies or components thereof, to petroleum refineries and petrochemical plants in the United States and a designated group of three potential firms in India. No sales activity has occurred as a result of this agreement. This agreement expired prior to December 31, 1995.

Research assistance agreement

The Company has entered into an agreement with Pfeiffer College for the use of laboratory facilities and personnel necessary to test the prototype system utilizing the process to treat insoluble organic solid materials.

In consideration of the College's performance and upon the completion of such testing, the Company transferred to the College title to certain testing equipment, with a cost to the Company estimated to be between $30,000 and $35,000.

Lease

Through May, 1986, the Company subleased its office facilities from a corporation owned by a principal stockholder for $125 monthly under a month-to-month sublease. Effective June, 1986, the Company began leasing its office facilities for $139 a month under a one-year noncancellable operating lease, which was renewed in June, 1988, for $144 a month through May, 1989, and renewed again in June, 1989, for $152 a month through May, 1990. The Company leased expanded facilities under an extension of this lease for $483 a month until September, 1996. Effective October, 1996, the Company subleased its facilities from an individual who is a stockholder, director, and officer of the Company for $175 monthly under a month-to-month sublease. Effective April 1, 1995, the Company subleased office space from Manuel E. Kane pursuant to a month-to-month lease agreement. The Company does not pay rent under this lease agreement.

 Development and consulting  agreement

In January, 1988, the Company entered into an agreement with Excalibur Enterprises, Inc. (Excalibur) and Lucas Boeve, the sole stockholder of and president of Excalibur, for the joint development and construction of machines and processes that utilize ozone, ultraviolet light and ultrasonic sound to treat wastes and to purify water. The agreement, which expires in January, 1998, provides certain market restr1ctions for both the Company and Excalibur, subject to a payment by the protected party equal to ten percent (10%) of the profits, as defined, derived from the protected sales activity. Profits derived from sales in joint (unrestricted) areas will be shared equally by the Company and Excalibur. In addition, the agreement provided that Excalibur would receive $3,000 a week for thirteen weeks, commencing in

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
             December 31, 1997, 1996, and 1995, and the period from
                January 10 1984 (Inception) to December 31, 1997

                                  (Unaudited)


Note 8 - Commitments  (continued)

January, 1989, in connection with consulting services related to the machines and processes; however, this amount is to be deducted from any amounts owed Excalibur for its share of profits described above during the agreement term. Currently, there are no joint activities being conducted under this agreement. No expense was incurred in connection with this agreement for the years ended December 31, 1997, 1996, or 1995.

Development and sales agreement

In January, 1988, the Company entered into an agreement with Pillar Technologies, Inc. (Pillar) to jointly develop and patent an electrode assembly used for generating ozone. This agreement provided that, for the period commencing in January, 1988, and ending with the date upon which the patent referred to above is issued, the Company will sell to Pillar all ozone generators of five pounds or greater that the Company manufactures at a price not to exceed the best price offered to any original equipment manufacturer for the same or similar product. No patent has been issued arising from this agreement. Also, no joint activities are be1ng conducted under this agreement, and future activities are not expected.

 Note 9 - Accounts  receivable

For the year ended December 31, 1995, the Company included the amount of $24,096 in bad debt expense. The Company was unable to collect the outstanding debt due it from Chandler County, a municipality in Texas.

 Note 10 - Notes payable

During 1997, the President and the Chairman of the Board of Directors loaned the Company $9,447. Promissory notes, payable on demand and secured by a vast majority of the Company's tangible and intangible assets, were issued. The interest rate on the notes was the rate publicly announced by NationsBank of North Carolina, N. A. in Charlotte, North Carolina from time to time as its prime rate. The amount of $7,000 of these notes were retired during the year ended December 31, 1997.


During 1996, the President and the Cha1rman of the Board of Directors loaned the Company $5,700. Promissory notes, payable on demand and secured by a vast majority of the Company's tangible and intangible assets, were issued. The interest rate on the notes was the rate publicly announced by NationsBank of North Carolina, N. A. in Charlotte, North Carolina from time to time as its prime rate. The amount of $497 of these notes were retired during the year ended December 31, 1996.

During 1995, the President and the Chairman of the Board of Directors loaned the Company $14,180. Promissory notes, payable on demand and secured by a

                        RADIATION DISPOSAL SYSTEMS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
             December 31, 1997, 1996, and 1995, and the period from
                January 10 1984 (Inception) to December 31, 1997

                                  (Unaudited)




Note 10 - Note  payable (continued)

vast majority of the Company's tangible and intangible assets, were issued. The interest rate on the notes was the rate publicly announced by NationsBank of North Carolina, N. A. in Charlotte, North Carolina from time to time as its prime rate. The entire amount of these notes, $14,180, and the amount of $420 of promissory notes issued in previous years were retired during the year ended December 31, 1995.

For the year ended December 31, 1997 and 1996, the amounts of $15,538 and $11,804, respectively, of interest payable relating to the notes payable to officers are included in other accrued interest payable in the accompanying balance sheets.

Note 11 - Accounts  payable

During the years ended December 31, 1997, 1996, and 1995, the time limit allowed by the Statute of Limitations for vendors to collect certain of the Company's trade payables expired. Because the Company does not have the financial resources to pay these debts and the aforementioned Statute of Limitations bars their collection, the Company included these amounts in cancellation of debt income. For the years ended December 31, 1997, 1996, and 1995, the amounts of $5,206, $7,397, and $147,923 respectively were included in cancellation of debt income.

Note 12 - Litigation

Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On Nay 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co, have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection costs of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. The Company has included collection costs of $1,179 in accounts payable. For the year ended December 31, 1997, 1996, and 1995, the amounts of $356, $356, and $2,168, respectively, were included in interest expense. The amount of $3,265 was included in accounts payable in the accompanying balance sheets.


McKinney & Moore, Inc. filed a lawsuit against the Company for collection of a past due account 1n the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1993, McKinney 6 Moore, Inc. received a Judgment to recover the debt, attorney fees of $1,250, prejudgement in the amount of $211, plus interest at lO% per annum from the date of Judgment until paid in full. The Company has included attorney fees of $1,250 in accounts payable. For the year ended December 31, 1997, 1996, and 1995, the amounts of $505, $505, and $1,668, respectively, were included in interest expense. The amount of $3,802 was included in accounts payable in the accompanying balance sheets.

                        RADIATION DISPOSAL SYSTEMS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements
             December 31, 1997, 1996, and 1995, and the period from
          January 10, 1984 (Inception) to December 31, 1997 (Unaudited)

                              (Unaudited)





 Note 11 - Contingent  liabilities

During the year ended December 31, 1997, the Company contracted to have all its unused chemicals and other waste materials removed from the Pfeiffer College campus by a company licensed to dispose of hazardous waste materials. Although the invoice for the removal of the aforementioned chemicals and waste materials was paid, a contingent liability of up to $5,000 relating to consulting services involved with the waste disposal still exists. The Company did not include this amount in accrued liabilities in the accompanying balance sheet nor in its net loss for the year ended December 31, 1997.


                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                        RADIATION DISPOSAL SYSTEMS, INC.
                                  (Unaudited)



                Column A                            Column B       Column C       Column D       Column E       Column F
----------------------------------------------    ------------   ------------   ------------   ------------   -----------
                                                   Balance at                                                  Balance at
                                                    Beginning      Additions                       Other         End of
             Classification                         of Period       at Cost     Abandonments      Changes        Period
----------------------------------------------    ------------   ------------   ------------   ------------   -----------

Year ended December 31, 1997:
  Office equipment                                $       -      $      -       $      -       $      -       $      -
  Laboratory equipment                                    -             -              -              -              -
  Improvements to research facility                       -             -              -              -              -
  Test and demonstration machinery                        -             -              -              -              -
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $       -      $      -       $      -       $      -       $      -
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1996:
  Office equipment                                $      7,570   $      -       $      -       $    (7,570)   $      -
  Laboratory equipment                                  51,587          -              -           (51,587)          -
  Improvements to research facility                     29,644          -              -           (29,644)          -
  Test and demonstration machinery                      10,678          -              -           (10,678)          -
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $     99,479   $      -              -           (99,479)   $      -
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1995:
  Office equipment                                $      7,570   $      -       $      -       $      -       $     7,570
  Laboratory equipment                                  51,587          -              -              -            51,587
  Improvements to research facility                     29,644          -              -              -            29,644
  Test and demonstration machinery                      10,678          -              -              -            10,678
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $     99,479   $      -       $      -       $      -       $    99,479
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1994:
  Office equipment                                $      7,570   $      -       $      -       $      -       $     7,570
  Laboratory equipment                                  51,587          -              -              -            51,587
  Inprovements to research facility                     29,644          -              -              -            29,644
  Text and demonstration machinery                      52,409          -            41,730           -            10,678
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    141,209   $      -       $    41,730    $      -            99,479
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1993:
  Office equipment                                $      7,570   $      -       $      -       $      -       $     7,570
  Laboratory equipment                                  51,587          -              -              -            51,587
  Improvements to research facility                     29,644          -              -              -            29,644
  Test and demonstration machinery                     380,206          -           327,798           -            52,408
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    469,007   $      -       $   327,798    $      -       $   141,209
                                                  ============   ============   ============   ============   ===========



             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (continued)

                        RADIATION DISPOSAL SYSTEMS, INC.
                                  (Unaudited)



                Column A                            Column B       Column C       Column D       Column E       Column F
----------------------------------------------    ------------   ------------   ------------   ------------   -----------
                                                   Balance at                                                  Balance at
                                                    Beginning      Additions                       Other         End of
             Classification                         of Period       at Cost     Abandonments      Changes        Period
----------------------------------------------    ------------   ------------   ------------   ------------   -----------

Year ended December 31, 1992:
  Office equipment                                $      7,570   $      -       $      -       $      -       $     7,570
  Laboratory equipment                                  83,272          -              -           (31,685)        51,587
  Improvements to research facility                     29,644          -              -              -            29,644
  Test and demonstration machinery                     380,206          -              -              -           380,206
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    500,692   $      -       $      -       $   (31,685)   $   469,007
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1991:
  Office equipment                                $      7,570   $      -       $      -       $      -       $     7,570
  Laboratory equipment                                  83,272          -              -              -            83,272
  Improvements to research facility                     29,644          -              -              -            29,644
  Test and demonstration machinery                     410,970         4,031         54,261         19,466        380,206
  Equipment held for rent                               24,851          -              -           (24,851)          -
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    556,307   $     4,031         54,261         (5,385)   $   500,692
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1990:
  Office equipment                                $      5,246   $     2,324    $      -       $      -       $     7,570
  Laboratory equipment                                  83,272          -              -              -            83,272
  Improvements to research facility                     29,644          -              -              -            29,644
  Test and demonstration machinery                     353,564        91,958           -           (34,552)       410,970
  Equipment held for rent                                 -             -              -            24,851           -
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    471,726   $    94,282    $      -       $    (9,701)   $   556,307
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1989:
  Office equipment                                $      5,246   $      -       $      -       $      -       $     5,246
  Laboratory equipment                                  83,272          -              -              -            83,272
  Inprovements to research facility                     29,644          -              -              -            29,644
  Text and demonstration machinery                     440,511        83,361        170,308           -           353,564
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    558,673   $    83,361    $   170,308    $      -           471,726
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1988:
  Office equipment                                $      4,215   $     1,031    $      -       $      -       $     5,246
  Laboratory equipment                                  69,925        19,668          6,321           -            83,272
  Improvements to research facility                     29,644          -              -              -            29,644
  Test and demonstration machinery                     272,544       251,485         83,518           -           440,511
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    376,328   $   272,184    $    89,839    $      -       $   558,673
                                                  ============   ============   ============   ============   ===========



             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (continued)

                        RADIATION DISPOSAL SYSTEMS, INC.
                                  (Unaudited)



                Column A                            Column B       Column C       Column D       Column E       Column F
----------------------------------------------    ------------   ------------   ------------   ------------   -----------
                                                   Balance at                                                  Balance at
                                                    Beginning      Additions                       Other         End of
             Classification                         of Period       at Cost     Abandonments      Changes        Period
----------------------------------------------    ------------   ------------   ------------   ------------   -----------

Year ended December 31, 1987:
  Office equipment                                $        919   $     3,296    $      -       $      -       $     4,215
  Laboratory equipment                                  69,925          -              -              -            69,925
  Improvements to research facility                     25,777         3,867           -              -            29,644
  Test and demonstration machinery                     152,813       193,594         73,863           -           272,544
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    249,434   $   200,757    $    73,863    $      -       $   376,328
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1986:
  Office equipment                                $        808   $       111    $      -       $      -       $       919
  Laboratory equipment                                  14,006        55,919           -              -            69,925
  Improvements to research facility                       -           25,777           -              -            25,777
  Test and demonstration machinery                        -          152,813           -              -           152,813
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $     14,814   $   234,620           -              -       $   249,434
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1985:
  Office equipment                                $       -      $       808    $      -       $      -       $       808
  Laboratory equipment                                    -           14,006           -              -            14,006
  Improvements to research facility                       -             -              -              -              -
  Test and demonstration machinery                        -             -              -              -              -
                                                    ------------   ------------   ------------   ------------   -----------
    Total                                         $       -      $    14,814    $      -       $      -       $    14,814
                                                  ============   ============   ============   ============   ===========




Methods and rates used in computing depreciation and amortization:

     Description                          Method                     Life
----------------------                  -----------                --------

Office equipment                        Strait line                 5 years
Laboratory equipment                    Strait line                 7 years
Improvements to research facility       Strait line                10 years
Test and demonstration machinary        Strait line                 7 years

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATIN OF PROPERTY AND EQUIPMENT

                       RADIATION DISPOSAL SYSTEMS, INC.
                                  (Unaudited)




                Column A                            Column B       Column C       Column D       Column E       Column F
----------------------------------------------    ------------   ------------   ------------   ------------   -----------
                                                   Balance at                                                  Balance at
                                                    Beginning                                      Other         End of
             Classification                         of Period    Depreciation   Abandonments      Changes        Period
----------------------------------------------    ------------   ------------   ------------   ------------   -----------

Year ended December 31, 1997:
  Office equipment                                $       -      $      -       $      -       $      -       $      -
  Laboratory equipment                                    -             -              -              -              -
  Improvements to research facility                       -             -              -              -              -
  Test and demonstration machinery                        -             -              -              -              -
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $       -      $      -       $      -       $      -       $      -
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1996:
  Office equipment                                $      7,570   $      -       $      -       $    (7,570)   $      -
  Laboratory equipment                                  51,587          -              -           (51,587)          -
  Improvements to research facility                     27,299         2,345           -           (29,644)          -
  Test and demonstration machinery                      10,678          -              -           (10,678)          -
                                                    ------------   ------------   ------------   ------------   -----------
    Total                                         $     97,134   $     2,345    $      -       $   (99,479)   $      -
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1995:
  Office equipment                                $      7,570   $      -       $      -       $      -       $     7,570
  Laboratory equipment                                  51,587          -              -              -            51,587
  Improvements to research facility                     24,335         2,964           -              -            27,299
  Test and demonstration machinery                      10,678          -              -              -            10,678
                                                    ------------   ------------   ------------   ------------   -----------
    Total                                         $     94,170   $     2,964    $      -       $      -       $    97,134
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1994:
  Office equipment                                $      7,398   $       170    $      -       $         2       $  7,570
  Laboratory equipment                                  51,587          -              -              -            51,587
  Inprovements to research facility                     21,370         2,965           -              -            24,335
  Text and demonstration machinery                      42,732           323         32,377           -            10,678
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    123,087   $     3,458    $    32,377   $          2         94,170
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1993:
  Office equipment                                $      6,949   $       449    $      -       $      -       $     7,398
  Laboratory equipment                                  49,869         8,739           -            (7,021)        51,587
  Improvements to research facility                     18,405         2,965           -              -            21,370
  Test and demonstration machinery                     253,078        45,516        262,883          7,021         42,732
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    328,301   $    57,669    $   262,883    $      -       $   123,087
                                                  ============   ============   ============   ============   ===========







SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATIN OF PROPERTY AND EQUIPMENT

                          RADIATION DISPOSAL SYSTEMS, INC.
                                  (Unaudited)




                Column A                            Column B       Column C       Column D       Column E       Column F
----------------------------------------------    ------------   ------------   ------------   ------------   -----------
                                                   Balance at                                                  Balance at
                                                    Beginning                                      Other         End of
             Classification                         of Period    Depreciation   Abandonments      Changes        Period
----------------------------------------------    ------------   ------------   ------------   ------------   -----------

Year ended December 31, 1992:
  Office equipment                                $      5,619   $     1,330    $      -       $      -       $     6,949
  Laboratory equipment                                  58,452        12,641           -           (21,224)        49,869
  Improvements to research facility                     15,440         2,965           -              -            18,405
  Test and demonstration machinery                     198,903        54,175           -              -           253,078
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    278,414   $    71,111    $      -       $   (21,224)   $   328,301
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1991:
  Office equipment                                $      4,289   $     1,330     $     -       $      -       $     5,619
  Laboratory equipment                                  46,557        11,895           -              -            58,452
  Improvements to research facility                     12,475         2,965           -              -            15,440
  Test and demonstration machinery                     147,460        58,575         15,974          8,842        198,903
  Equipment held for rent                                6,179         2,663           -            (8,842)          -
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    216,960   $    77,428    $    15,974    $      -       $   278,414
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1990:
  Office equipment                                $      3,284   $     1,005    $      -       $      -       $     4,289
  Laboratory equipment                                  34,662        11,895           -              -            46,557
  Improvements to research facility                      9,511         2,964           -              -            12,475
  Test and demonstration machinery                      99,338        55,281           -            (7,159)       147,460
  Equipment held for rent                                 -            2,483           -             3,696          6,179
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    146,795   $    73,628    $      -       $    (3,463)   $   216,960
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1989:
  Office equipment                                $      2,226   $     1,058      $    -       $      -       $     3,284
  Laboratory equipment                                  22,766        11,896           -              -            34,662
  Inprovements to research facility                      6,547         2,964           -              -             9,511
  Text and demonstration machinery                      73,747        56,720         31,129           -            99,338
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $    105,286   $    65,897    $    31,129    $      -           146,795
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1988:
  Office equipment                                $      1,168   $     1,058    $      -       $      -       $     2,226
  Laboratory equipment                                  14,984         9,588          1,806           -            22,766
  Improvements to research facility                      3,582         2,965           -              -             6,547
  Test and demonstration machinery                      37,583        52,286         16,122           -            73,747
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $     57,317   $    65,897    $    17,928    $      -       $   105,286
                                                  ============   ============   ============   ============   ===========





SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATIN OF PROPERTY AND EQUIPMENT

                       RADIATION DISPOSAL SYSTEMS, INC.
                                  (Unaudited)



                Column A                            Column B       Column C       Column D       Column E       Column F
----------------------------------------------    ------------   ------------   ------------   ------------   -----------
                                                   Balance at                                                  Balance at
                                                    Beginning                                      Other         End of
             Classification                         of Period    Depreciation   Abandonments      Changes        Period
----------------------------------------------    ------------   ------------   ------------   ------------   -----------

Year ended December 31, 1987:
  Office equipment                                $        315   $       853    $      -       $      -       $     1,168
  Laboratory equipment                                   4,995         9,989           -              -            14,984
  Improvements to research facility                        767         2,815           -              -             3,582
  Test and demonstration machinery                      10,914        32,662          5,993           -            37,583
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $     16,991   $    46,319    $     5,993    $      -       $    57,317
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1986:
  Office equipment                                $        121   $       194    $      -       $      -       $       315
  Laboratory equipment                                    -            4,995           -              -             4,995
  Improvements to research facility                       -              767           -              -               767
  Test and demonstration machinery                        -           10,914           -              -            10,914
                                                  ------------   ------------   ------------   ------------   -----------
    Total                                         $        121   $    16,870           -              -       $    16,991
                                                  ============   ============   ============   ============   ===========

Year ended December 31, 1985:
  Office equipment                                $       -      $       121    $      -       $      -       $       121
  Laboratory equipment                                    -             -              -              -              -
  Improvements to research facility                       -             -              -              -              -
  Test and demonstration machinery                        -             -              -              -              -
                                                    ------------   ------------   ------------   ------------   -----------
    Total                                         $       -      $       121    $      -       $      -       $       121
                                                  ============   ============   ============   ============   ===========


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the Reqistrant has duly caused this report to be signed on its behalf by the undrsigned, thereunto duly authorized.




                                   RADIATION DISPOSAL SYSTEMS, INC.


DATE:  August 6, 1998              By:  /s/ Manuel E. Kane
                                        ---------------------------------------
                                        Manuel E. Kane, Principal Executive
                                        Officer and Principal Financial and
                                        Accounting Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                          Title                     Date
    ---------                          -----                     ----

/s/Manuel E. Kane                 President, Treasurer       August 6, 1998
-----------------
   Manuel E. Kane                 & Director




/s/Albert D. Kane                 Chairman of the Board,     August 6, 1998
-----------------
   Albert D. Kane                 Secretary & Director