Form 10-K/A
period 1997-12-31
RADIATION DISPOSAL SYSTEMS INC
filed 1999-04-30
CIK 758256

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A


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

The Company did not hold an annual meeting of shareholders or include audited financial statements in its filing of this Form 10-K because the estimated expense of doing so would exhaust the Company's remaining funds. The Company has included internally generated and unaudited financial statements in this Form 10-K.

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

     There are a number of other firms offering various applications of ozone technology. Most of these firms have been in business for a longer period of time, are better established and better capitalized. Management is aware of at least two other companies, Ultrox International ("Ultrox") and Para Oxidation, that offer waste treatment systems which utilize ozone, hydrogen peroxide and conventional ultraviolet light to treat water and various types of wastes, including radioactive wastes and other wastes. Ultrox, which has been in existence since 1983, has been actively marketing and selling its waste treatment system for several years. Any such waste treatment system is likely to compete directly with the Ozone Technologies and/or the Process.

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




                                   RADIATION DISPOSAL SYSTEMS, INC.


DATE:  August 6, 1998              By:  /s/ Wayne Gronquist
                                        ---------------------------------------
                                            Wayne Gronquist



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                      Date
    ---------                                      ----

/s/  Wayne Gronquist                           August 6, 1998
--------------------
     Wayne Gronquist




/s/  Rudy De La Garza                           August 6, 1998
----------------------
     Rudy De La Garza