Form 10-K
period 1998-12-31
RADIATION DISPOSAL SYSTEMS INC
filed 2000-01-11
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED 1998


                                     0-13738
                             ----------------------
                             Commission File Number


                             THE SAINT JAMES COMPANY
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                              52-1426581
------------------------                                 -------------------
(State of Incorporation)                                 (I.R.S. Employer
                                                         Identification No.)

                               1104 Nueces Street
                               ------------------
                            Austin, Texas 78701-2128
                            ------------------------
                                 (512) 671-3858
                                 --------------
          (Address and Telephone Number of Principal Executive Offices)

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

         The  registrant  (1) has  filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. [   ] yes [ X ] no

         The registrant has included disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K.   [   ] yes      [ X ] no

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of sixty (60) days before the date of filing was $0.

         The number of shares of Registrant's Common Stock outstanding as of December 31, 1998, was 999,057.

         Documents incorporated by reference:  None

Total Number of Pages:   25
                       ------

Exhibit Index on Page:   14
                       ------

                                     PART 1

Item 1.   Business

         Radiation Disposal Systems, Inc., the original company, was incorporated in North Carolina on January 10, 1984, under the name Chem-Waste Corporation. In November 1999, the Company was purchased by The Saint James Company for 20 million shares of stock in The Saint James Company.

         The Company's principal purpose is to design, manufacture, sell and service equipment and systems for the treatment of contaminated insoluble organic materials. Radiation Disposal Systems ("RDS") held a patented process for reducing the volume of contaminated insoluble organic solid resin materials. RDS developed and marketed machines to utilize the patented process ("Process") to treat a variety of radioactive waste, and to continue development work in connection with the Process and machines to improve and expand their commercial applications and uses.

         RDS also developed waste and water treatment technologies ("Ozone Technologies") to treat nonradioactive wastes and water using the basic component of the Process, ozone, in conjunction with, in some applications, the light produced by high intensity discharge ("HID") lamps. The Ozone Technologies may be used to treat various types of waste. In connection with any application of the Ozone Technologies, a system may be custom-designed and fabricated to meet the particular needs of the purchaser.

         RDS has been unsuccessful in marketing either the Process or the Ozone Technologies. The Company never generated any significant revenues. During 1992, the Company substantially ceased operations and terminated all but two of its employees. The Company had very limited operations consisting, in 1997, of transfer agent activities resulting in revenues of $2,087. In 1998, the Company had basically no operations.

         The Saint James Company (the "Company") incorporated in Delaware on November 19, 1998, purchased all of the outstanding shares of RDS for 20 million shares of the Company's stock. The Saint James Company was the surviving entity.

                        Narrative Description of Business

GENERALLY. The Company has not marketed either the Process or the Ozone Technologies.

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

         There are a number of other firms offering various applications of ozone technology. Most of these firms have been in business for a longer period of time, are better established and better capitalized. Management is aware of at lease two other companies, Ultrox International ("Ultrox") and Para Oxidation, that offer waste treatment systems which utilize ozone, hydrogen peroxide and conventional ultraviolet lights to treat water and various types of waste, including radioactive wastes and other wastes. Ultrox, which has been in existence since 1983, has been actively marketing and selling its waste treatment system for several years. Any such waste treatment system is likely to compete directly with the Ozone Technologies and/or the Process.

         Management is aware of several firms including, but not limited to, Ultrox International, Para Oxidation, PCI Ozone Corporation, Griffin Technics, Inc., Henkel Corporation and the successor company to Brown-Bovari, Inc., which would compete with any system the Company might market.

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

         The Company gained certain technology regarding the generation of ozone pursuant to an agreement it entered into with Pillar Technologies, Inc., ("Pillar") in 1988. Pillar is presently the only source for the power supply used in conjunction with the ozone generator in the systems and machines. No purchases were made in 1998.

         The Company entered into an agreement in November, 1989, pursuant to which it received a license to use certain technology relating to the materials used in and the construction of an essential component of the ozone generator.

PATENTS. On March 5, 1984, the Company obtained, by assignment from Gram Research & Development, Co., Inc., ("Gram") all Gram's interest in and to a patented process for a method reducing the volume of contaminated insoluble organic solid resin materials, and any U.S. or foreign letters patent issued therefor. The Process is based upon the process described in this Patent. The U.S. Patent and Trademark Office issued U.S. Patent No. 4,437,999 (the "Patent"), dated March 20, 1984, for such patented process entitled "Method of Treating Contaminated Insoluble Organic Solid Material," naming Sherman T. Mayne as the inventor and Gram as the assignee. An assignment of such patented process and the aforedescribed U.S. Letters Patent from Gram to the Company was recorded in the U.S. Patent and Trademark Office on March 29, 1984. The Patent expires March 20, 2001. During the year ended December 1995, the Company forwent the payment of applicable annual renewal fees for the Patent because of the substantial depletion of its financial resources, thereby allowing the Patent to lapse.

         Due to insufficient funds, the Company forwent payment of the applicable yearly renewal fees on its European, Australian and Norwegian patents, all of which lapsed on March 19, 1991. The Company's Finnish and Japanese patent applications were abandoned on August 1990, and March, 1991, respectively.

         In September 1986, the Canadian Patent Office granted the Company a patent for the Process, as described in the Patent, which expires September 16, 2003. The Company does not know if this Canadian patent remains in effect.

SEASONALITY.  The Company's business is not seasonal in nature.

WORKING CAPITAL ITEMS, CUSTOMER DEPENDENCE, BACK LOG ORDERS. Because the Company had no sales or other distributions of the systems and machines, in 1998, customer dependence and any backlog orders are not germane to the
Company's business. The Company maintains no inventory. See "Financial Statements and Supplementary Data."

RESEARCH AND DEVELOPMENT. During the year ended December 31, 1998, the Company incurred no expenses related to company-sponsored research and development.

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

         To date, the systems designed to apply the Ozone Technologies have been distributed through the sale or lease thereof. Under this plan of distribution, it is anticipated that it will be primarily the purchasers and/or users of the systems, and not the Company, that will be subject to environmental regulation in connection with the use thereof. There is no guarantee that Management's belief is correct.

         With regard to the machines designed to apply the Process, compliance with any federal, state, and local governmental regulations may be so burdensome for the Company and/or users of such machines as to have a material adverse effect upon the viability of the Process or will render the use in a commercial setting of such machines unfeasible or impossible. It is possible, though not anticipated, that certain of the radioactive materials remaining after future government regulations, be classified as "intermediate level" or "high level" radioactive materials, the disposal of which is highly regulated, and could be sufficiently costly as to diminish or offset any economic benefit of the reduction of the radioactive wastes by treatment with the Process. In this event, the Process would be uneconomical and therefore unmarketable.

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

EMPLOYEES. Rudy De La Garza is the President and Chief Executive Officer of the Company. Wayne Gronquist is the Executive Vice President and Secretary of the Company. Neither party receives any compensation for serving as officers of the Company or otherwise.

FILINGS. The Company files quarterly and annual reports with the Securities Exchange Commission.

         The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Internet web site for the SEC is http://www.sec.gov. The Company does not maintain an Internet web site at this time.

REPORTS. The Company will send audited yearly financial reports, completed by an independent public or certified public accountant, to the shareholders of the Company.

Item 2.   Properties

         The Company has no owned or leased property.

Item 3.   Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or of which any of the Company's property is the subject. However, there are two outstanding judgments against the Company.

         Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection cost of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of December 31, 1998.

         McKinney & Moore, Inc., filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1983, McKinney & Moore, Inc., received a judgment to recover the debt, attorney fees of $1,250, prejudgment interest of $211, plus interest at 10% per annum from the date of Judgment until paid in full. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of December 31, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

         On November 19, 1998, an annual meeting of shareholders was held. The following matters were decided by the shareholders of the Company:

          1. Two directors were elected, Rudy De La Garza and Wayne Gronquist. No other directors term of office continued after the election. The number of votes for the election of Rudy De La Garza as a director are 15,263,950 in favor and 750 against. The number of votes for the election of Wayne Gronquist as a director are 15,263,950 in favor and 750 against.

          2. Passage of the proposal to amend the Company's Certificate of Incorporation to effect a change of the Company's name from Radiation Disposal Systems, Inc., to The Saint James Company. The number of votes in favor of the change are 15,263,200 and 750 against.

          3. Passage of the proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20 million to 50 million. The number of votes in favor of the increase in shares are 15,257,117 and 6,833 against.

          4. Passage of the proposal to reverse-split the Company's outstanding shares of Common Stock on a 20 for 1 basis, 20 outstanding shares for 1 new share. The number of votes in favor of the reverse-split of shares are 15,252,189 for and 2,533 against.

          5. Passage of the proposal to authorize a change of the Company's domicile (state of incorporation) from North Carolina to Delaware. The number of votes in favor of the change in domicile are 15,261,146 and 2,533 against.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock does not currently trade on the over-the-counter market or any national exchange. Due to lack of trading, no bid and asked closing prices per share for the Company's Common Stock for any quarterly period in 1998 are available.

         As of December 31, 1998, the Company had 999,057 shares outstanding of common stock and approximately 1,095 shareholders of record. (The Company had the option to repurchase a number of shares of the Company's stock held by three individuals, whose repurchase options expired on June 30, 1990. In June 1990, prior to the expiration of the repurchase option, the Company exercised its option to repurchase with regard to a total of 34,418 shares of stock held by these three individuals. As of the date hereof, the three individuals have not executed all the necessary documents to effect the transfer of the shares to the Company and consequently these shares remain outstanding.)

         The Company has not been in a financial position to pay dividends since its inception and because of the Company's continuing losses from operations and the substantial depletion of its cash reserves, the Company has no plans to pay dividends in the future.

         There are no securities of the Company sold by the Company within the past three years, which were not registered under the Securities Act.

Item 6.   Selected Financial Data

                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------
Selected                1998        1997        1996        1995        1994
Statement       of
Income
(Loss) Data:
--------------------------------------------------------------------------------
Sales                $        0   $       0  $        0  $           $
-------------------  ----------  ----------  ----------  ----------  ----------
Cost            of
Sales                         0           0           0
-------------------  ----------  ----------  ----------  ----------  ----------
Engineering,
research       and
development
expenses                      0           0       2,345       2,965
-------------------  ----------  ----------  ----------  ----------  ----------
Adminis-
tative
Expenses                   1116       4,568       7,017     194,643     194,283
-------------------  ----------  ----------  ----------  ----------  ----------
Professional
Fees                          0           0           0       4,005
-------------------  ----------  ----------  ----------  ----------  ----------
Office
Expense                               2,512       3,962       9,083
-------------------  ----------  ----------  ----------  ----------  ----------
Patent
Expense                       0           0           0      78,804
-------------------  ----------  ----------  ----------  ----------  ----------
Bad           Debt
Expense                       0           0           0      24,096
-------------------  ----------  ----------  ----------  ----------  ----------
Income
(loss) from
operations                           (4,568)     (9,362)   (197,608)   (207,338)
-------------------  ----------  ----------  ----------  ----------  ----------
Interest       and
other income                          3,096       5,013     938,806       9,477
-------------------  ----------  ----------  ----------  ----------  ----------
Net income
(loss)               $    (1116) $   (1,472) $   (4,349) $  741,198  $ (197,861)
-------------------  ----------  ----------  ----------  ----------  ----------
Weighted
average
shares          of
common
stock                   999,057   9,977,495   9,977,495   9,977,495   9,977,495
-------------------  ----------  ----------  ----------  ----------  ----------
Net income
(loss) per
share                            $     (.00) $     (.00) $      .07  $     (.02)
-------------------  ----------  ----------  ----------  ----------  ----------
Selected   Balance
Sheet Data:
--------------------------------------------------------------------------------
Current
Assets               $   18,665  $      159  $      193  $       17  $   24,638
-------------------  ----------  ----------  ----------  ----------  ----------
Current
Liabilities          $   19,502      74,825      73,387      71,207     918,796
-------------------  ----------  ----------  ----------  ----------  ----------
Working
Capital
(deficit)                        $  (74,666) $  (73,194) $  (71,190) $ (894,158)
-------------------  ----------  ----------  ----------  ----------  ----------
Total Assets                  0         159         193       2,362     108,753
-------------------  ----------  ----------  ----------  ----------  ----------
Stockholders
Equity               (18,664.48)     74,666      73,194      68,845    (810,043)
-------------------  ----------  ----------  ----------  ----------  ----------
Cash
Dividends
declared        on
Common
Shares                        0           0           0           0           0
-------------------  ----------  ----------  ----------  ----------  ----------

         The foregoing chart includes 1997 financial statements which are unaudited and internally generated.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company had no net sales for the years ended December 31, 1998, 1997, 1996, 1995 or 1994. The figures for years 1994, 1995 and 1996 are incorporated by reference from the Company's 1997 annual report filed with the Securities and Exchange Commission.

         Historically,  the  Company  has had no sales of  equipment  using  the
Process, and few sales of machines and equipment utilizing the Ozone Technologies. To date, the Company has been unsuccessful in marketing machines and equipment that utilize the Process or Ozone Technologies.

         The Company has not been able to generate sales of its products, and consequently, the Company had incurred substantial losses and continues to incur losses disregarding cancellation of debt income. The Company experienced a net loss of $1116 for the year ended December 31 1998, $1,492 for 1997, $4,349 for 1996, a net income of $741,198 for 1995 and a net loss of $197,861 for 1994.

         For the year ended December 31, 1998, and 1997, the Company had no engineering, research and development expenses compared to $2,345 for 1996 and $2,965 for 1995.

         For the year ended December 31, 1998, the Company incurred administrative expenses of $1116, compared to $4,568 for 1997, $7,017 for 1996, $194,643 for 1995 and $194,283 for 1994. The significant components of 1998 administrative expenses together with comparative data where significant change has occurred in relation to prior years, include the following:

     (a) The Company had no salary expenses for its officers or directors. In 1997, the Company had no salary expense pursuant to an employment agreement the Company then held with Albert D. Kane and Manuel E. Kane as officers of the Company, who both were stockholders and Directors of the Company for 1997 and 1996. Pursuant to their to their employment contracts, the officers were entitled to each receive annual salaries of $50,000. In December, 1995, the officers agreed to perform the limited duties that the Company requires without compensation until such time as the Company had sufficient financial resources to pay salaries. In December, 1995, the officers forgave all accrued salaries owed them by the Company because of the Company's depleted financial resources and the Company's uncertain future. In 1995, the Company recognized $579,167 in cancellation of debt income as a result of this forgiveness of debt.

     (b) The Company had no professional fees for 1998, 1997 or 1996, compared to $4,005 for 1995.

     (c) Office expense of $1,116 for 1998, compared to $2,512 for 1997, $3,962 for 1996 and $9,083 for 1995. This caused a decrease of $1,396 compared to 1997, $2,846 to 1996 and $7,967 compared to 1995.

     (d) The Company had no amortization of patent expense for 1998, 1997 and 1996 compared to $78,804 for 1995. During 1995, the Company forwent the payment of applicable annual renewal fees for the Patent because of the substantial depletion of its financial resources, thereby allowing the Patent to lapse. The Company recognized the remaining unamortized cost ($78,804) as expense in 1995.

     (e) The Company had no bad debt expense for 1998, 1997, and 1996 compared to $24,096 for 1995. In 1995, the Company was unable to collect the outstanding debt due it from Chandler County, a municipality in Texas, and recognized bad debt expense.

         The Company had $1,116 in income for 1998 compared to $3,096 for the year ended December 31, 1997, $5,013 for 1996, $938,806 for 1995 and $9,477 for
1994. The significant components of 1998 other income together with comparative data where significant change has occurred in relation to prior years, include the following:

     (a) The Company had no income from replacement part sales, machinery rental and treatability testing activities in 1998 and 1997, compared to $995 for 1996 and $12,669 for 1995.

     (b) The Company had interest expense of $1,116 for 1998, compared to $4,596 for 1997, $4,373 in 1996 and $6,835 in 1995. During 1997, the
          Company exhausted its cash reserves and was forced to borrow funds from its two officers to finance it working capital needs. See, Item 12 - Financial Condition and Liquidity." In 1998, 1997, 1996, and 1995, the Company incurred interest expense involved with judgments against it which have not been paid. See, Item 3 - Legal Proceedings.

     (c) Cancellation of debt income of $0 compared to $5,605 for 1997, $7,397 for 1996 and $932,972 for 1995. During the years ended December 31, 1998, 1997, 1996, 1995, the time limit allowed by the Statute of Limitations for vendors to collect certain of the Company's trade payable expired. Because the Company does not have the financial resources to pay these debts and the aforementioned Statute of Limitations bars their collection, the Company included these amounts in cancellation of debt income. For the years ended December 31, 1998, 1997, 1996 and 1995 , the amounts of $0, $5,605, $7,397 and $147,923, respectively were included in cancellation of debt income.

Financial Condition and Liquidity

         The Company has no cash assets. The Company's cash decreased $159 from the year ended December 31, 1997, $193 from 1996, $17 from 1995 and $24,638 from 1994. The 1998 change in cash was due to operating expenses. The 1998 change in cash was affected by the following: payment of consulting fees for removal of waste, transfer agent fees and bad debt.

         The Company is unable to currently estimate the cost of any necessary compliance with applicable governmental regulations. The Company does not anticipate spending money for hiring employees. There have been no significant expenditures for property or other equipment or assets since January 1, 1998.

         During 1997, the Company continued to take steps to reduce its operating expenses and to severely curtail its operations in an attempt to conserve its remaining limited financial resources. However, at December 31, 1997, the Company's financial resources were almost completely exhausted. Because of its extremely weak financial condition, the Company did not hold an annual meeting of shareholders in 1997 because the estimated cost of that meeting would exhaust its remaining financial resources. In addition, the Company did not include audited financial statement in its 1997 Form 10-K because the estimated expense of such compliance with the Securities and Exchange Act of 1934 would exhaust the Company's remaining financial resources for that year. The Company only has internally generated and unaudited financial statements in the 1997 Form 10-K.

         In 1998, the Company has suffered the same economic hardships as 1997. Management plans for the Company either to change the principal business of the Corporation, merge with a financially stable company and/or sell the majority of the Corporation's stock. Management does not know at this time what type of business the Corporation will undertake in the future or the entity that will purchase the Corporation's shares in the event of sale. The Company has audited financial statements for 1998, prepared by an independent certified public accountant. The Company held an annual meeting of shareholders and will send out audited financial statements to the shareholders of the Company.

Capital Resources

         Subsequent to December 31, 1998, the Company has no expenditures for the purchase of materials, machinery and other testing equipment.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.

         At this time, Management does not know the business path for the Company for the next 12 months. Based on the lack of sales during the past three years, Management does not believe that the waste disposal system is marketable. Management does not foresee any changes in the marketplace that would create demand for the waste disposal system. Management is currently considering various restructuring techniques to maximize shareholder profits, including a possible sale of the Company's stock or a merger, if a suitable merger candidate is found. At this point, the Company's future business remains uncertain and Management cannot make adequate disclosures about market risk until necessary business decisions are made.

Item 8.   Supplementary Financial Information

         The information required by this Item 8 is referenced in Item 6 and is included in pages 17-25 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Because of the poor financial condition of the Company, no accountant was employed to prepare financial statements in 1997 and 1998. In June 1999, the Company hired Barry L. Friedman, P.C., 1582 Tulita Drive, Las Vegas, NV 89123, to perform audited accounting for 1998 and 1999. Mr. Friedman, a certified public accountant, conducts audits in accordance with generally accepted accounting standards. Mr. Friedman relies on oral information provided by Management of the Company in the preparation of audits.

Item 10.  Directors and Executive Officers of the Registrant

         All Directors are elected each year by the shareholders of the Company at its annual meeting of shareholders normally held in June. Each of the Directors holds office until his death, resignation, retirement, removal disqualification, or until his successor is elected and qualified.

         The Officers and Executive Officers of the Company, as of December 31, 1998, are as follows:

Name                Term of Office         Age       Position
----------------    --------------         ---       --------
Rudy De La Garza         1998               52       President,
                                                     Chief Executive
                                                     Officer,
                                                     Director

Wayne Gronquist          1998               57       Executive Vice
                                                     President,
                                                     Secretary,
                                                     Director

Rudy De La Garza. Mr. De La Garza has over 25 years experience in corporate structuring and management for both private and publicly held companies.

         From 1993 to present, Mr. De La Garza has devoted his efforts and time to consulting publicly held companies, which have lost business and market value. He restructures the public company to recreate the shell in a more favorable form for presentation to an emerging private company with net tangible assets.

Wayne Gronquist. Mr. Gronquist is an attorney with 26 years experience as corporate counsel and advisor for various private and publicly held corporations, both domestic and foreign. During this period, he has focused his practice on corporate structuring, business, financial, family and estate planning.

Item 11.  Executive Compensation

         The following table sets forth certain information concerning the compensation for the Directors and Executive Officers of the Company for the year ended December 31, 1998:

Name of Individual or
Number in Group               Capacities in which Served       Cash Compensation
------------------------      --------------------------       -----------------
All Executive Officers
and Directors as a group            All capacities                    $ 0


         None of the Company's executive officers received cash compensation in excess of $60,000 for the year ended December 31, 1998 or 1997.

         Other than as set forth herein, no remuneration of any nature has been paid for or on account of the services rendered by a Director in such capacity.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of December 31, 1998, the number of shares of the Company's outstanding Common Stock owned beneficially by (i) each person known to the Company to be the beneficial owner of more than 5% of such stock, (ii) each Director of the Company and (iii) each Executive Officer.

--------------------------------------------------------------------------------
Name and Address of        Amount  and  Nature of     Percentage of  Outstanding
Beneficial Owner           Beneficial Relationship    Common  Stock
-------------------------  -----------------------    --------------------------
JonRuco Company                    250,000                      25.008%
8309 Priest River Drive
Round Rock, Texas 78681
-------------------------  -----------------------    --------------------------
Wayne Gronquist, Trustee           250,000                     25,0028%
1104 Nueces Street
Austin, Texas  78701-2128
-------------------------  -----------------------    --------------------------
Manuel E. Kane                     100,000                      10.011%
4252 Woodglen Lane
Chalotte, NC  28226
-------------------------  -----------------------    --------------------------
Albert D. Kane                     100,000                      10.011%
391 Hartsborn Drive
Short Hills, NJ  07078
-------------------------  -----------------------    --------------------------
Steven M. Kane                     100,755                     10.0868%
4013 Walnut Clay Road
Austin, Texas  78731-3934
-------------------------  -----------------------    --------------------------
Seth Kane                           62,253                      6.2322%
23 Circle Drive
Belmont, NC 28012
-------------------------  -----------------------    --------------------------
Ross A. Kane                        62,253                      6.2322%
6115 Hickory Forest Drive
Charlotte, NC  28277
-------------------------  -----------------------    --------------------------
TOTAL                                                           74.559%

Item 13.  Certain Relationship and Related Transactions

         There are no transactions, to which the Company is to be a party, with directors, officers or security holders owning more than five percent of any class or a family member of any of the foregoing.

Item 14.  Exhibits, Financial Statements, Schedules and Reports.

     1. Financial Statements. The following Financial Statements are filed herewith as required pursuant to Part I, Item 8 of this Form 10-K:


--------------------------------------------------------------------------------
DOCUMENT                                                PAGE
--------------------------------------                  ------------------------
Report of Independent Certified Public
Accountants                                             16
--------------------------------------                  ------------------------
Balance Sheet December 31, 1998                         17
--------------------------------------                  ------------------------
Income Statement December 31, 1998                      19
--------------------------------------                  ------------------------
Cash Flow Statement December 31, 1998                   20
--------------------------------------                  ------------------------
Retained Earnings December 31, 1998                     21
--------------------------------------                  ------------------------
Notes to Financial Statements                           22
--------------------------------------------------------------------------------

     2. Exhibits. The following exhibits are filed herewith pursuant to the requirements of paragraph (c) of this Item 14 and Item 601 of Regulation S-K:

--------------------------------------------------------------------------------
DOCUMENT                                                EXHIBIT NUMBER
--------------------------------------                  ------------------------
Articles of Incorporation & Amendments                  3.1
--------------------------------------                  ------------------------
Bylaws as Amended through December 31,
1998                                                    3.2
--------------------------------------                  ------------------------
Note of Annual Meeting                                  20.1
--------------------------------------                  ------------------------
Proxy Statement for Annual Meeting of
Stockholders                                            20.2
--------------------------------------                  ------------------------
Financial Data Schedule                                 27
--------------------------------------------------------------------------------



SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Saint James Company

/s/  Wayne Gronquist                                     01/07/00
-----------------------------------                      --------
     Wayne Gronquist                                       Date
     President, Secretary, Director

To the Board of Directors and Stockholders of THE SAINT JAMES COMPANY

We have audited the accompanying balance sheets of The Saint James Company, (a corporation) at December 31, 1998; March 31, 1999; June 30, 1999, and the related statements of income, retained earnings, and cash flows for the one year, three months, and six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Saint James Company at December 31, 1998, March 31, 1999, June 30, 1999, and the results of its operation and its cash flows for the one year and three months and six months then ended in conformity with generally accepted accounting principles.


/s/  Barry Friedman
----------------------
     Barry Friedman
     Las Vegas, Nevada
     July 19, 1999

THE SAINT JAMES COMPANY
Balance Sheet
------------------------------------------ ------------------------------
ASSETS                                     DECEMBER 31, 1998
------------------------------------------ ------------------------------
Current Assets

Property, Plant and Equipment                                  0

Total Current Assets                                           0

Total Assets                                                   0

LIABILITIES       AND
SHAREHOLDERS EQUITY
Current Liabilities

Accrued Interest Payable                                   1,115.67

Total Current Liabilities                                  1,115.67

Long Term Liabilities
Interest Payable                                           6,392.06

Judgments Payable                                         11,156.75

Total Long Term Liabilities                               17,548.81

Total Liabilities                                         18,664.48

SHAREHOLDER'S EQUITY

Common Stock                                              9,977.00

Paid-in Capital in Excess of Par Value                3,451,590.00

Sub-Total                                             3,451,590.00

Retained Earnings

Retained Earnings, Restricted                           (11,156.75)

Retained Earnings (Deficit)                          (3,469,074.73)

Total Retained Earnings                              (3,480,231.48)

Total Shareholder's Equity                                    0
------------------------------------------ ------------------------------

THE SAINT JAMES COMPANY
Income Statement
-------------------------------------------------------------------------
                                            Year Ended December 31, 1998
------------------------------------------ ------------------------------
REVENUES                                                 0
------------------------------------------ ------------------------------
OPERATING EXPENSES                                   1,115.67
------------------------------------------ ------------------------------
Interest Expense                                     1,115.67
------------------------------------------ ------------------------------
Total Operating Expense                              1,115.67
------------------------------------------ ------------------------------
Net Income (Loss)                                   (1,115.67)
------------------------------------------ ------------------------------
Earnings Per Share                                      Nil
-------------------------------------------------------------------------


THE SAINT JAMES COMPANY
Income Statement
-------------------------------------------------------------------------
                                            Year Ended December 31, 1998
------------------------------------------ ------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
------------------------------------------ ------------------------------
Net Income (Loss)                                   (1,115.67)
------------------------------------------ ------------------------------
Adjustment to reconcile net income
         (loss) to net cash provided by
         operating activities                            0
------------------------------------------ ------------------------------
Cash Flow Provided from Operating
Activities                                          (1,115.67)
------------------------------------------ ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES                     0
------------------------------------------ ------------------------------
CASH FLOWS FROM FINANCING
ACTIVITIES
------------------------------------------ ------------------------------
Interest Payable                                     1,115.67
------------------------------------------ ------------------------------
Cash Flows Provided from Financing
Activities                                               0
------------------------------------------ ------------------------------
Net Increase (Decrease) to Cash                          0
------------------------------------------ ------------------------------
Cash. Beginning of Period                                0
------------------------------------------ ------------------------------
Cash. End of Period                                      0
-------------------------------------------------------------------------

THE SAINT JAMES COMPANY
Retained Earnings Statement
-------------------------------------------------------------------------
                                            Year Ended December 31, 1998
------------------------------------------ ------------------------------
Balance Begining of Period                          (3,467,959.06)
------------------------------------------ ------------------------------
Before Restricted                                   (3,467,959.06)
------------------------------------------ ------------------------------
Net Income (Loss)                                       (1,115.67)
------------------------------------------ ------------------------------
Sub-total                                           (3,469,074.73)
------------------------------------------ ------------------------------
Retained Earnings Restricted                           (11,156.75)
------------------------------------------ ------------------------------

------------------------------------------ ------------------------------
Balance End of Period                               (3,480,231.48)
-------------------------------------------------------------------------

                             THE SAINT JAMES COMPANY
                          Notes to Financial Statements


SEE AUDITOR'S REPORT

Note A:   Summary of Significant Accounting Policies

         Nature of Operations
         --------------------

         The principal purpose of the company is to design, manufacture, sell and service equipment and systems for the treatment of contaminated insoluble organic solid materials. The Company has developed and marketed ozone technologies.

         Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment have been recorded at cost and/or development cost. Components which were no longer used in testing and marketing processes were removed from property, plant and equipment and written off as a loss.

         Depreciation
         ------------

         Depreciation was computed on the straight line method for financial statement purposes and the accelerated method for income tax purposes over the estimated useful lives of the assets.

         Research and Development Costs
         ------------------------------

         Research and development costs were expensed as incurred.

         Income Taxes
         ------------

         No provision for income taxes, either accrued or deferred, have been reported in the financial statements because the Company has incurred only net operating losses.

         Earnings (losses) Per Share
         ---------------------------

         The  weighted  average  of  shares   outstanding   method  is  used  in
calculating earnings (losses) per share.

Note B:   Organization of Company

         Chem-Waste Corporation was incorporated on January 10, 1984, under the laws of the State of North Carolina. The charter authorized 20,000,000 share of common stock with a par value of $1.00 per share.

         On July 19, 1984, the name of the Company was changed to Radiation Disposal Systems, Inc., by amendment to the Charter of Incorporation in the State of North Carolina.

         On September, 13, 1984, the Company was authorized by amendment to the Articles of Incorporation 1,500,000 preferred stock, nonvoting, noncumulative, $.50 par value per share, 10% noncumulative dividend, callable at 105% of par value, and convertible into common stock on a share for share basis. The amendment of articles granted the issuance of warrants.

         On October 9, 1984, the Company was authorized by amendment to the Articles of Incorporation to change the par value of the common stock from $1.00 per share to $.001 per share.

         In January 1985, the Company conducted a public offering of 2,700,000 common shares for $1.25 per share. The underwriter was given warrants which are exercisable over a four year period beginning June 1986, to purchase 270,000 common stock shares at $1.50 per share.

         In June 1987, 100,000 preferred stock shares were converted to common stock shares on a share for share basis.

         In August 1987, 550,000 preferred stock shares were converted to common stock shares on a share for share basis.

         On July 1, 1988, the articles were amended for denial of presumptive rights, "The Shareholders of the Corporation shall have no presumptive rights to acquire additional or treasury shares of the Corporation."

         In July and September 1988, the warrants were exercised at $1.50 per share for common stock.

         On July 14, 1990, the Articles of Incorporation of the Company were amended by adding a new Article designed as Article X, to read as follows:

                                    Article X

            To the fullest extent permitted by the North Carolina Business Corporation Act as it exists or may hereafter be amended, a director of the Company shall not be personally liable to the Company, its shareholders or otherwise for monetary damages for breach of his duty as a director. Any repeal or modification of this Article X shall be prospective only and shall not adversely affect any limitation on the personal liability of a director of the Company existing at the time of such repeal of modification.

         On September 21, 1998, 10,000,000 shares of Radiation Disposal Systems, Inc., were traded for 1,000,000 authorized shares of Asset Technology International, Inc. The shares of Technology International, Inc., were canceled. At the time of the stock exchange, Technology International, Inc., had no assets, liabilities or capital. The company was completely dormant.

         On October 13, 1999, The Saint James Company was incorporated under the laws of the State of Delaware. The purpose of the Corporation shall be to engage in any lawful activities.

         In November 1998, Radiation Disposal Systems, Inc., exchanged all of its outstanding shares with The Saint James Company. The effect is to change the name of Radiation Disposal Systems, Inc., into The Saint James Company, and to change the domicile from the State of North Carolina to the State of Delaware.

         On November 19, 1998, Radiation Disposal Systems, Inc., was granted an increase from 20,000,000 common shares par value $.001 authorized to 50,000,000 common shares when authorized par value $.001.

         On November 19, 1998, the Articles of Incorporation were amended to allow for a 20-1 reverse split of the common stock for Radiation Disposal Systems, Inc.

Note C:   Accrued Interest Payable and Interest Payable

         The Company has two judgments against it (See Note D) that require interest to be paid on those judgments. The accrued interest payable represents the current year or period interest owed. The interest payable represents interest owed from prior years that has not been paid.

Note D:   Judgments Payable (Litigation)

            Thomas Publishing Company holds a consent judgment dated May 5, 1995. The date of the interest as stated in the judgment is to start December 13, 1993.

         Sum of Judgment, 18% per annum                    $ 3,265.00
         Interest prior to December 13, 1993               $ 1,450.00
         Collection cost, 8% per annum                     $ 1,178.78
         ------------------------------------------------------------
         Total                                             $ 5,893.78

            McKinney & Moore, Inc., on February 13, 1993, received a judgment against the Company.

         Judgment, 10% per annum                           $ 3,802.00
         Attorney's fees, 10% per annum                    $ 1,250.00
         Prejudgment, 10% per annum                        $   211.00
         Total                                             $ 5,263.00
         ------------------------------------------------------------
         Total of judgments                                $11,156.78

Note E:   Capital Stock

         December 31, 1998
---------------------------------------------------------------------
Preferred Stock, $.01
par value per share,
500,000 shares
authorized.  No shares
issued and outstanding.                               0
-------------------------------    ----------------------------------
Common Stock,
authorized 50,000,000
shares with par value
of $.001 per share,
9,977,495 common
shares issued and
outstanding                                      $9,977
---------------------------------------------------------------------


Note F:   Retained Earnings Restricted

         Retained earnings restricted represents the total judgments held against the Company. See Note D.

Note G:   Prior Period Adjustments

         Prior period adjustments as shown on the statement of cash flows and the retained earnings statement represents changes to financial statements provided by the Company for audit.

Note H:   Going Concern

         As shown on the financial statements, the Company has incurred losses of over $3.4 million from inception to December 31,1998. The ability of the Company to continue as a going concern is dependent upon the success of the plan to raise capital by a merger with another profitable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.