Form 10-Q
period 1999-03-31
RADIATION DISPOSAL SYSTEMS INC
filed 2000-01-11
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                     0-13738
                             ----------------------
                             Commission File Number


                             THE SAINT JAMES COMPANY
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)


     North Carolina                                             52-1426581
     --------------                                             ----------
(State of Incorporation)                                (I.R.S. Employer ID No.)

                               1104 Nueces Street
                            ------------------------
                            Austin, Texas 78701-2128
                            ------------------------
                                 (512) 671-3858
                                 --------------
          (Address and Telephone Number of Principal Executive Offices)


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         The number of shares of Registrant's Common Stock outstanding as of March 31, 1999, was 999,057.

                             THE SAINT JAMES COMPANY

                                      INDEX

Part 1.  Financial Information

Item                                                                    Page No.

BALANCE SHEETS                                                              3
         Year Ended December 31, 1998 and
         Three Months Ended March 31, 1999

INCOME STATEMENT                                                            4
         Year Ended December 31, 1998 and
         Three Months Ended March 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES                                        5
         Year Ended December 31, 1998 and
         Three Months Ended March 31, 1999

RETAINED EARNINGS STATEMENT                                                 6
         Year Ended December 31, 1998 and
         Three Months Ended March 31, 1999

Part 2.  Other Information                                                 12

PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             THE SAINT JAMES COMPANY
                                  Balance Sheet


                                       Year Ended         Three Months Ended
                                       December 31 1998   March 31, 1999
                                      ------------------ --------------------
Assets

Current Assets

     Property                         0                  0
     Plant
     Equipment
------------------------------------- ------------------ --------------------
Total Assets                          0                  0
===================================== ================== ====================

Liabilities and Shareholders'
Equity
------------------------------------- ------------------ --------------------
Current Liabilities

     Accrued Interest Payable         1,115.67           278.92
     Total Current Liabilities        1,115.67           278.92
===================================== ================== ====================

Long Term Liabilities

     Interest Payable                 6,392.06           7,507.73
     Judgments Payable                11,156.75          11,156.78
     Total Long
     Term Liabilities                 17,548.81          18,664.48
------------------------------------- ------------------ --------------------
Total Liabilities                     18,664.48          18,943.40
===================================== ================== ====================

Shareholders' Equity

Common Stock                          9,977              999,057
Paid-In Capital
In Excess of Par Value                3,451,590.00       3,460,568.00
------------------------------------- ------------------ --------------------
Sub-Total                             3,460,568.00       3,461,567.00
===================================== ================== ====================
Retained Earnings

     Retained Earnings,
     Restricted                       (11,156.75)        (11,156.75)
     Retained Earnings,
     (Deficit)                        (3,469,074.73)     (3,469,353.65)
------------------------------------- ------------------ --------------------
     Total Retained Earnings          (3,480,231.48)     (3,480,510.40)
------------------------------------- ------------------ --------------------
Total Shareholders' Equity            (18,664.48)        (18,943.40)

===================================== ================== ====================
                                      $0                 $0

*See report and footnotes following tables.



                             THE SAINT JAMES COMPANY
                                Income Statement


                                       Year Ended December 31, 1998       Three Months Ended March 31, 1999
                                      ----------------------------------- -----------------------------------

Revenues                              0                                   0
------------------------------------- ----------------------------------- -----------------------------------

Operating Expenses

     Interest Expense                 1,115.67                            278.92
     Total Operating Expense          1,115.67                            278.92
------------------------------------- ----------------------------------- -----------------------------------
Net Income (Loss)                     (1,115.67)                          (278.92)
===================================== =================================== ===================================
Earnings Per Share                    Nil                                 Nil
===================================== =================================== ===================================



*See report and footnotes following tables.



                             THE SAINT JAMES COMPANY
                               Cash Flow Statement


                                      Year Ended December 31, 1998        Three Months Ended March 31, 1999
                                     ----------------------------------- -----------------------------------

Cash Flows from Operating
  Activities

     Net Income (Loss)                (1,115.67)                          (278.92)
===================================== =================================== ==================================
     Adjustment to Reconcile
     Net Income (Loss) to
     Net Cash Provided by
     Operating Activities             0                                   0
===================================== =================================== ==================================
     Cash Flow Provided
     From Operating
     Activities                       (1,115.67)                          (278.92)
===================================== =================================== ==================================
Cash Flows From Investing
  Activities                          0                                   0
===================================== =================================== ==================================
Cash Flow From Financing
  Activities

     Interest Payable                 1,115.67                            278.92
------------------------------------- ----------------------------------- -----------------------------------

    Cash Flow Provided
    From Financing
    Activities                        0                                   0
------------------------------------- ----------------------------------- -----------------------------------

    Net Increase (Decrease)
    To Cash                           0                                   0
------------------------------------- ----------------------------------- -----------------------------------

     Cash at the Beginning of
     The Period                       0                                   0
------------------------------------- ----------------------------------- -----------------------------------

     Cash at the End of the           0                                   0
     Period
------------------------------------- ----------------------------------- -----------------------------------


*  See reports and footnotes following tables.


                             THE SAINT JAMES COMPANY
                           Retained Earnings Statement


                                      Year Ended December 31, 1998        Three Months Ended March 31, 1999
                                      ----------------------------------- -----------------------------------

Balance Beginning of Period,
Before Restricted                     (3,467,959.06)                      (3,469,074.73)

     Net Income (Loss)                    (1,115.67)                            (278.92)
------------------------------------- ----------------------------------- -----------------------------------
     Sub-total                        (3,469,074.73)                      (3,469,353.65)

     Retained Earnings
     Restricted                          (11,156.75)                         (11,156.75)
------------------------------------- ----------------------------------- -----------------------------------

Balance End of Period                 (3,480,231.48)                      (3,480,510.40)
===================================== =================================== ===================================



*  See report and footnotes following tables.

                             THE SAINT JAMES COMPANY
                          Notes to Financial Statements

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

         On October 13, 1998, The Saint James Company was incorporated under the laws of the State of Delaware. The purpose of the Corporation shall be to engage in any lawful activities.

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

            Sum of Judgment, 18% per annum                  $3,265.00
            Interest prior to December 13, 1993             $1,450.00
            Collection cost, 8% per annum                   $1,178.78
            ---------------------------------------------------------
            Total                                           $5,893.78

            McKinney & Moore, Inc., on February 13, 1993, received a judgment against the Company.

            Judgment, 10% per annum                         $3,802.00
            Attorney's fees, 10% per annum                  $1,250.00
            Prejudgment, 10% per annum                      $  211.00
            Total                                           $5,263.00
            ---------------------------------------------------------
              Total of judgments                           $11,156.78


Note E:        Capital Stock

         December 31, 1998 and March 31, 1999

------------------------------------------------- -------------------
Preferred Stock, $.01 par
value per share, 500,000
shares authorized.  No shares
issued and outstanding.                           0
------------------------------------------------- -------------------
Common Stock, authorized
50,000,000 shares with par
value of $.001 per share,
9,977,495 common shares
issued and outstanding                            $9,977
------------------------------------------------- -------------------


Note F:        Retained Earnings Restricted

         Retained earnings restricted represents the total judgments held against the Company. See Note D.

Note G:        Prior Period Adjustments

         Prior period adjustments as shown on the statement of cash flows and the retained earnings statement represents changes to financial statements provided by the Company for audit.

Note H:        Going Concern

         As shown on the financial statements, the Company has incurred losses of over $3.4 million from inception to March 31,1999. The ability of the Company to continue as a going concern is dependent upon the success of the plan to raise capital by a merger with another profitable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company had no sales for the three months ending March 31, 1999, nor for fiscal years 1998 or 1997.

         Historically, the Company has had few sales of machines and equipment utilizing the application of waste and water treatment technologies ("Ozone Technologies"), and, to date, the Company has been unsuccessful in marketing machines and equipment that utilize the Ozone Technologies.

         The Company has not been able to generate sales of its products, and consequently, the Company has incurred and continues to incur substantial losses. The Company experienced a net loss of $1,115.67 for the three months ended March 31, 1999, compared to $12,619 for the three months ended March 31, 1998 and an overall loss of $1,115.67 for the year ended December 31, 1998. The decrease in loss was due to a removal of unused chemicals and materials of the Company and related consultant fees the Company expended in early 1998.

         For the three months ended March 31, 1999, the Company incurred operating expense of $278.92 compared to $12,030 for the three months ended March 31, 1998. The decrease in administrative expense is due to the substantial decreases in consulting fees, bad debt and transfer agent fees.

                                    LIQUIDITY

         The Company had no significant cash change during the three months ending March 31, 1999, compared to the same period for 1998 or the year ended December 31, 1998. At the period ending March 31, 1998, the Company had $28 available cash, at the year ended December 31, 1998, $0, and for the period ending March 31, 1999, $0.

         Management of the Company does not foresee significant commitments which will result in identifiable expenses in the Company's immediate future.

         The Company has, to date, generated no significant revenues. Because the Company has no remaining funds, Management is operating the Company on a severely curtailed basis. Without capital infusion, through a merger of change of the course of business, the Company will have insufficient funds to cover operational expenses for the remainder of the fiscal year. Operational expenses were the cause of the net income (loss) for the year ended December 31, 1998, of $1,115.67.

                                CAPITAL RESOURCES
         Subsequent to September 30, 1995, and as of March 31, 1999, the Company has had no significant expenditures for the purchase of materials, machinery and other testing equipment.

                              RESULTS OF OPERATIONS

         Management does not know of any significant revenues or expenses that the Company will incur during the remainder of the 1999 fiscal year. Management does not expect the Company to sell waste disposal systems during the remainder of the 1999 fiscal year.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At this time, Management does not know the business path for the Company for the next 12 months. Based on the lack of sales during the past three years, management does not believe that the waste disposal system is marketable. Management does not foresee any changes in the marketplace that would create demand for the waste disposal system. Management is currently considering various restructuring techniques to maximize shareholder profits, including a possible sale of the corporation or a merger, if a suitable merger candidate is found. At this point, the Company's future business remains uncertain and Management cannot make adequate disclosures about market risk until the necessary business decisions are made.


                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or of which any of the Company's property is the subject. However, there are two judgments outstanding.

         Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. has a judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection cost of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of March 31, 1999.

         McKinney & Moore, Inc., filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1983, McKinney & Moore, Inc., received a judgment to recover the debt, attorney fees of $1,250, prejudgment interest of $211, plus interest at 10% per annum from the date of Judgment until paid in full. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of March 31, 1999.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS ON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         On January 1, 1999, Rudy De La Garza resigned from the Board of Directors and from his position as President and Chief Executive Officer of the Company. Wayne Gronquist resigned as Executive Vice President and became President. He is also the Secretary of the Company and is the sole member of the Board of Directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


Articles of Incorporation                         1
Bylaws                                            2
Report of Certified Public Accountant             3
Financial Statements and Notes                    4


Item 7.   SUBSEQUENT EVENTS

         None.





SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





The Saint James Company


\s\  Wayne Gronquist                         Date:  1/5/00
     ----------------
     Wayne Gronquist
     Director, President, Secretary