Form 10-Q
period 1999-06-30
RADIATION DISPOSAL SYSTEMS INC
filed 2000-01-12
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                     0-13738
                             ----------------------
                             Commission File Number


                             THE SAINT JAMES COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


 Delaware                                                 52-1426581
------------------------                                 ----------------
(State of Incorporation)                                 (I.R.S. Employer
                                                          ID No.)

                               1104 Nueces Street
                               ------------------
                            Austin, Texas 78701-2128
                            ------------------------
                                 (512) 671-3858
                                 --------------
          (Address and Telephone Number of Principal Executive Offices)


                                   Copies to:
                              Courtneay Draker, Esq
                      Schroeder, Walthall and Nevill, LLP
                             1100 Louisiana Street
                                   Suite 4850
                               Houston, TX 77002
                             Phone: (713) 654-9100

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         The number of shares of Registrant's Common Stock outstanding as of June 30, 1999, was 999,057.

                             THE SAINT JAMES COMPANY

                                      INDEX

Part 1.  Financial Information

Item                                                       Page No.

BALANCE SHEETS                                                3
         Year Ended December 31, 1998 and
         Three Months Ended March 31, 1999 and
         Six Months Ended June 30, 1999

INCOME STATEMENT                                              5
         Year Ended December 31, 1998 and
         Three Months Ended March 31, 1999 and
         Six Months Ended June 30, 1999

CASH FLOWS FROM  OPERATING  ACTIVITIES                        6
         Year Ended  December  31, 1998 and
         Three Months Ended March 31, 1999 and
         Six Months Ended June 30, 1999


RETAINED EARNINGS STATEMENT                                   7
         Year Ended December 31, 1998 and
         Three Months Ended March 31, 1999 and
         Six Months Ended June 30, 1999


Part 2.  Other Information                                   13

                            THE SAINT JAMES COMPANY

                                  Balance Sheet

---------------------------------------------------------------
                                      Three Months   Six Months
                        Year Ended    Ended          Ended
                        December 31,  March 31,      June 30,
                        1998          1999           1999
----------------------  ------------  ------------  ------------
Assets
----------------------  ------------  ------------  ------------
Current Assets
----------------------  ------------  ------------  ------------
     Property
     Plant
     Equipment                  0             0             0
----------------------  ------------  ------------  ------------
Total Assets                    0             0             0
======================  ============  ============  ============
Liabilities and
Shareholders' Equity
----------------------  ------------  ------------  ------------
Current Liabilities
----------------------  ------------  ------------  ------------
Accrued Interest
Payable                     1,115.67        278.92        557.84
----------------------  ------------  ------------  ------------
Total Current
Liabilities                 1,115.67        278.92        557.84
----------------------  ------------  ------------  ------------
Interest Payable            6,392.06      7,507.73      7,507.73
----------------------  ------------  ------------  ------------
Judgments Payable          11,156.78     11,156.78     11,156.78
----------------------  ------------  ------------  ------------
Total Long Term
Liabilities                17,548.84     18,664.51     18,664.51
----------------------  ------------  ------------  ------------
Total Liabilities          18,664.51     18,943.43     19,222.35
----------------------  ------------  ------------  ------------
Shareholders' Equity
----------------------  ------------  ------------  ------------
Common Stock                9,977         9,977         9,977
----------------------  ------------  ------------  ------------
Paid-In Capital
In Excess of Par Value  3,460,568.00  3,460,568.00  3,460,568.00
----------------------  ------------  ------------  ------------
Sub-Total               3,461,567.00  3,461,567.00  3,461,567.00
----------------------  ------------  ------------  ------------
Retained Earnings
----------------------  ------------  ------------  ------------
Retained Earnings,
Restricted                (11,156.75)   (11,156.75)   (11,156.75)
----------------------  ------------  ------------  ------------
Retained Earnings,
(Deficit)              (3,469,074.73)(3,469,353.65)(3,469,632.57)
----------------------  ------------  ------------  ------------
Total Retained
Earnings               (3,480,231.48)(3,480,510.40)(3,480,789.32)
----------------------  ------------  ------------  ------------
Total Shareholders'
Equity                   (18,664.48)    (18,943.40)   (19,222.32)
======================  ============  ============  ============
                              $0             $0            $0
----------------------  ------------  ------------  ------------

*See report and footnotes following tables.

                             THE SAINT JAMES COMPANY

                                Income Statement

---------------------------------------------------------------------
                      Year Ended     Three Months     Six Months
                      December 31,   Ended March 31,  Ended June 30,
                      1998           1999             1999
------------------  ---------------  ---------------  ---------------
Revenues                    0               0                0
------------------  ---------------  ---------------  ---------------
Operating Expenses
------------------  ---------------  ---------------  ---------------
Interest Expense        1,115.67          278.92           278.92
------------------  ---------------  ---------------  ---------------
Total Operating
Expense                 1,115.67          278.92           278.92
------------------  ---------------  ---------------  ---------------
Net Income (Loss)      (1,115.67)        (278.92)         (278.92)
------------------  ---------------  ---------------  ---------------
Earnings Per Share        Nil              Nil              Nil
---------------------------------------------------------------------


*See report and footnotes following tables.

                             THE SAINT JAMES COMPANY

                               Cash Flow Statement

------------------------------------------------------------------------
                         Year Ended     Three Months      Six Months
                         December 31,   Ended March 31,   Ended June 30,
                         1998           1999              1999
---------------------  ---------------  ---------------  ---------------
Cash Flows from
Operating
Activities
---------------------  ---------------  ---------------  ---------------
Net Income (Loss)         (1,115.67)         (278.92)         (278.92)
---------------------  ---------------  ---------------  ---------------
Adjustment to
Reconcile
Net Income (Loss)
to Net Cash
Provided by
Operating
Activities                     0                0                0
---------------------  ---------------  ---------------  ---------------
Cash Flow
Provided from
Operating
Activities                (1,115.67)         (278.92)         (278.92)
---------------------  ---------------  ---------------  ---------------
Cash Flows From
Investing
Activities                     0                0                0
---------------------  ---------------  ---------------  ---------------
Cash Flow From
Financing
Activities
---------------------  ---------------  ---------------  ---------------
     Interest Payable      1,115.67           278.92           278.92
---------------------  ---------------  ---------------  ---------------
Cash Flow
Provided From
Financing
Activities                     0                0                0
---------------------  ---------------  ---------------  ---------------
Net Increase
(Decrease) to Cash             0                0                0
---------------------  ---------------  ---------------  ---------------
Cash at the
Beginning of
     The Period                0                0                0
---------------------  ---------------  ---------------  ---------------
Cash at the End of
the Period                     0                0                0
---------------------  ---------------  ---------------  ---------------


*  See reports and footnotes following tables.

                             THE SAINT JAMES COMPANY
                           Retained Earnings Statement

--------------------------------------------------------------------------
                      Year Ended       Three Months        Six Months
                      December 31,     Ended March 31,     Ended June 30,
                      1998             1999                1999
-----------------  -----------------  -----------------  -----------------
Balance Beginning
of Period, Before
Restricted           (3,467,959.06)     (3,469,074.73)     (3,469,353.65)
-----------------  -----------------  -----------------  -----------------
Net Income (Loss)        (1,115.67)           (278.92)           (278.92)
-----------------  -----------------  -----------------  -----------------
Sub-total            (3,469,074.73)     (3,469,353.65)     (3,469,632.57)
-----------------  -----------------  -----------------  -----------------
Retained Earnings
Restricted              (11,156.75)        (11,156.75)        (11,156.75)
-----------------  -----------------  -----------------  -----------------
Balance End of
Period               (3,480,231.48)     (3,480,789.32)     (3,480,789.32)
-----------------  -----------------  -----------------  -----------------

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

         Sum of Judgment, 18% per annum                     $ 3,265.00
         Interest prior to December 13, 1993                $ 1,450.00
         Collection cost, 8% per annum                      $ 1,178.78
         -------------------------------------------------------------
         Total                                              $ 5,893.78

     McKinney & Moore, Inc., on February 13, 1993, received a judgment against the Company.

         Judgment, 10% per annum                            $ 3,802.00
         Attorney's fees, 10% per annum                     $ 1,250.00
         Prejudgment, 10% per annum                         $   211.00
         Total                                              $ 5,263.00
         -------------------------------------------------------------
         Total of judgments                                 $11,156.78

Note E:   Capital Stock

     December 31, 1998 and March 31, 1999 and June 30, 1999

---------------------------------  ---------------------------------
Preferred Stock, $.01 par
value per share, 500,000
shares authorized.  No shares
issued and outstanding.                           0
---------------------------------  ---------------------------------
Common Stock, authorized
50,000,000 shares with par
value of $.001 per share,
9,977,495 common shares
issued and outstanding                       $9,977
---------------------------------  ---------------------------------


Note F:   Retained Earnings Restricted

     Retained earnings restricted represents the total judgments held against the Company. See Note D.

Note G:   Prior Period Adjustments

     Prior period adjustments as shown on the statement of cash flows and the retained earnings statement represents changes to financial statements provided by the Company for audit.

Note H:   Going Concern

     As shown on the financial statements, the Company has incurred losses of $3,467,959 from inception to June 30,1999. The ability of the Company to continue as a going concern is dependent upon the success of the plan to raise capital by a merger with another profitable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company had no sales for the six months ending June 30, 1999, nor for fiscal years 1998 or 1997.

     Historically, the Company has had few sales of machines and equipment utilizing the application of waste and water treatment technologies ("Ozone Technologies"), and, to date, the Company has been unsuccessful in marketing machines and equipment that utilize the Ozone Technologies.

     The Company has not been able to generate sales of its products, and consequently, the Company has incurred and continues to incur substantial losses. The Company experienced a net loss of $278.92 for the six months ended June 30, 1999, compared to an overall loss of $1,115.67 for the year ended December 31, 1998. The decrease in loss was due to a removal of unused chemicals and materials of the Company and related consultant fees the Company expended in early 1998.

     For the six months ended June 30, 1999, the Company incurred operating expense of $278.92.

                                    LIQUIDITY

     The Company had no significant cash change during the six months ending June 30, 1999, compared to the same period for 1998 or the year ended December 31, 1998. At the period ending June 30, 1999, the Company had $0 available cash, at the year ended December 31, 1998, $0, and for the period ending June 30, 1998, $140.

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

                                CAPITAL RESOURCES

     Subsequent to September 30, 1995, and as of June 30, 1999, the Company has had no significant expenditures for the purchase of materials, machinery and other testing equipment.

                              RESULTS OF OPERATIONS

     Management does not know of any significant revenues or expenses that the Company will incur during the remainder of the 1999 fiscal year. Management does not expect the Company to sale waste disposal systems during the remainder of the 1999 fiscal year.

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

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or of which any of the Company's property is the subject. However, the Company does have two outstanding judgments.

     Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection cost of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of June 30, 1999.

     McKinney & Moore, Inc., filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1983, McKinney & Moore, Inc., received a judgment to recover the debt, attorney fees of $1,250, prejudgment interest of $211, plus interest at 10% per annum from the date of Judgment until paid in full. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of June 30, 1999.

Item 2.   CHANGES IN SECURITIES

     None.

Item 3.   DEFAULTS ON SENIOR SECURITIES

     None.

Item 4.   SUBMISSION TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.   OTHER INFORMATION

     None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------
Articles of Incorporation                   1
-----------------------------------------   ------------------------------------
Bylaws                                      2
-----------------------------------------   ------------------------------------
Report of Certified Public Accountant       3
-----------------------------------------   ------------------------------------
Financial Statements and Notes              4
-----------------------------------------   ------------------------------------
Financial Data Schedule                     27
--------------------------------------------------------------------------------

Item 7.   SUBSEQUENT EVENTS

     None.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Saint James Company

/s/  Wayne Gronquist                              January 05, 2000
-----------------------------------               ------------------------
     Wayne Gronquist                              Date
     Director, President, Secretary