Form 10-Q
period 1999-09-30
RADIATION DISPOSAL SYSTEMS INC
filed 2000-01-12
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                     0-13738
                                     -------
                             Commission File Number


                             THE SAINT JAMES COMPANY
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)


 Delaware                                                         52-1426581
 ----------------------                                           --------------
(State of Incorporation)                                         (I.R.S.Employer
                                                                  ID No.)
                               1104 Nueces Street
                               ------------------
                            Austin, Texas 78701-2128
                            ------------------------
                                 (512) 671-3858
                                 --------------
          (Address and Telephone Number of Principal Executive Offices)

                                   Copies to:
                              Courtneay Draker, Esq
                       Schroeder, Walthall and Nevill, LLP
                              1100 Louisiana Street
                                   Suite 4850
                                Houston, TX 77002
                              Phone: (713) 654-9100

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         The number of shares of Registrant's Common Stock outstanding as of September 30, 1999, was 999,057.

                             THE SAINT JAMES COMPANY

                                      INDEX

Part 1.  Financial Information

Item                                                                Page No.

BALANCE SHEETS                                                         3
         Nine Months Ended September 30, 1999
         and December 31, 1998

STATEMENT OF OPERATIONS                                                5
         Three Months Ended September 30, 1999
         Three Months Ended September 30, 1998
         Nine Months Ended September 30, 1999
         Nine Months Ended September 30, 1998

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY                           6

STATEMENT OF CASH FLOWS                                                8
         Three Months Ended September 30, 1999
         Three Months Ended September 30, 1998
         Nine Months Ended September 30, 1999
         Nine Months Ended September 30, 1998

         Year Ended December 31, 1998
         Year Ended December 31, 1997
         January 7, 1993 (Inception) to September 30, 1999


Part 2.  Other Information                                            16

PART 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             THE SAINT JAMES COMPANY
                                  Balance Sheet

--------------------------------------------------------------------------------
                               Nine Months Ended             Year Ended
                               September 30, 1999         December 31, 1998
--------------------------------------------------------------------------------
Current Assets                        $     0                  $       0
---------------------------  -----------------------  --------------------------
     Total Current Assets                   0                          0
===========================  =======================  ==========================
Other Assets                                0                          0
---------------------------  -----------------------  --------------------------
     Total Other Assets                     0                          0
===========================  =======================  ==========================
     Total Assets                           0                          0
===========================  =======================  ==========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------- -----------------------------------------
                               Nine Months Ended             Year Ended
                               September 30, 1999         December 31, 1998
--------------------------------------------------------------------------------
CURRENT LIABILITIES
---------------------------  -----------------------  --------------------------
   Accrued Interest Payable               837                      1,116
  (Note C)
---------------------------  -----------------------  --------------------------
TOTAL CURRENT
LIABILITIES                               837                      1,116
===========================  =======================  ==========================
LONG TERM
LIABILITIES
---------------------------  -----------------------  --------------------------
   Interest Payable                     7,508                      6,392
  (Note C)
---------------------------  -----------------------  --------------------------
   Judgments Payable                   11,157                     11,157
  (Note D)
---------------------------  -----------------------  --------------------------
TOTAL LONG TERM
LIABILITIES                            18,665                     17,549
===========================  =======================  ==========================
Total Liabilities                      19,502                     18,665
===========================  =======================  ==========================
STOCKHOLDERS'
EQUITY (NOTE E)
---------------------------  -----------------------  --------------------------
   Common stock, $.001
   Par value authorized
   50,000,000 shares issued
   and outstanding at
   December 31, 1998 -
   999,057 shares
   September 30, 1999 -
   999,057 shares                $        999               $        999
---------------------------  -----------------------  --------------------------
   Additional Paid In
   Capital                          3,460,568                  3,460,568
---------------------------  -----------------------  --------------------------
        SUB-TOTAL                   3,461,567                  3,461,567
---------------------------  -----------------------  --------------------------
   Retained Earnings
   Restricted                         (11,157)                   (11,157)
---------------------------  -----------------------  --------------------------
   Retained Earnings
   Deficit                         (3,469,912)                (3,469,075)
---------------------------  -----------------------  --------------------------
        Total Retained
        Earnings                   (3,481,069)                (3,480,232)
---------------------------  -----------------------  --------------------------
TOTAL STOCKHOLDERS'
EQUITY                                (19,502)                   (18,665)
===========================  =======================  ==========================
TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY                                      0                          0
===========================  =======================  ==========================


*See report and footnotes following tables.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                             Statement of Operations

--------------------------------------------------------------------------------
                     Three Months   Three Months   Nine Months    Nine Months
                     Ended          Ended          Ended          Ended
                     September 30,  September 30,  September 30,  September 30,
                     1999           1998           1999           1998
-------------------  -------------  -------------  -------------  --------------
REVENUE                 $     0        $     0        $     0        $      0
-------------------  -------------  -------------  -------------  --------------
EXPENSES
-------------------  -------------  -------------  -------------  --------------
  General,
  Selling and
  Admin.                    279            279            837             837
-------------------  -------------  -------------  -------------  --------------
  Judgment                    0              0              0               0
-------------------  -------------  -------------  -------------  --------------
  Loss from
  Discounted
  Operations                  0              0              0               0
-------------------  -------------  -------------  -------------  --------------
    Total
    Expenses                279            279            837             837
===================  =============  =============  =============  ==============
Net Profit/Loss(-)         (279)          (279)          (837)           (837)
-------------------  -------------  -------------  -------------  --------------
Net Profit/Loss (-)
per Weighted Share
(Note A)                 (.0002)        (.0002)        (.0008)         (.0008)
-------------------  -------------  -------------  -------------  --------------
Weighted Average
Number of
Common Shares
Outstanding             999,057        999,057        999,057         999,057
-------------------  -------------  -------------  -------------  --------------


*See report and footnotes following tables.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------

                                               COMMON STOCK
--------------------------------------------------------------------------------
                                      Shares                  Amount
----------------------------  ----------------------  ----------------------
Balance, December 31, 1997          9,977,495              $     9,977
----------------------------  ----------------------  ----------------------
September 21, 1998
Issued Shares in Stock Trade       10,000,000                  +10,000
----------------------------  ----------------------  ----------------------
November 19, 1998 20:1
Reverse Stock Split               (18,978,620)                 (18,979)
----------------------------  ----------------------  ----------------------
November 19, 1998 Shares
Issued from Rounding                     +182                       +1
----------------------------  ----------------------  ----------------------
Net Loss Year Ended
December 31, 1998
----------------------------  ----------------------  ----------------------
Balance,
December 31, 1998                     999,057                      999
----------------------------  ----------------------  ----------------------
Net Loss,
January 1, 1999 to
September 30, 1999
----------------------------  ----------------------  ----------------------
Balance,
September 30, 1999                    999,057                      999
----------------------------  ----------------------  ----------------------


--------------------------------------------------------------------------------
                        Additional Paid-In  Retained Earnings  Retained Earnings
                        Capital             Restricted         Deficit
----------------------  ------------------  -----------------  -----------------
Balance,
December 31, 1997           $ 3,451,590        ($  11,157)       ($ 3,467,959)
----------------------  ------------------  -----------------  -----------------
September 21, 1998
Issued Shares in Stock
Trade                           (10,000)
----------------------  ------------------  -----------------  -----------------
November 19, 1998 20:1
Reverse Stock Split             +18,979
----------------------  ------------------  -----------------  -----------------
November 19, 1998
Share Issued From
Rounding                             (1)
----------------------  ------------------  -----------------  -----------------
Net Loss Year Ended
December 31, 1998                                                      (1,116)
----------------------  ------------------  -----------------  -----------------
Balance December 31,
1999                          3,460,568           (11,157)         (3,469,075)
----------------------  ------------------  -----------------  -----------------
Net Loss,
January 1, 1999
To September 30, 1999                                                    (837)
----------------------  ------------------  -----------------  -----------------
Balance,
September 30, 1999            3,460,568           (11,157)         (3,469,912)
----------------------  ------------------  -----------------  -----------------
*See report and footnotes following tables.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------

--------------------------------------------------------------------------------
                   Three Months     Three Months   Nine Months    Nine Months
                   Ended            Ended          Ended          Ended
                   September 30,    September 30,  September 30,  September 30,
                   1999             1998           1999           1998
-----------------  ---------------  -------------  -------------  -------------
Cash Flows from
Operating
Activities              (279)           (279)          (837)          (837)
-----------------  ---------------  -------------  -------------  -------------
     Net Loss
     Adjustment
     To
     Reconcile
     Net Cash
     Provided by
     Operating
     Activities            0               0              0              0
-----------------  ---------------  -------------  -------------  -------------
Changes in Assets
and Liabilities
-----------------  ---------------  -------------  -------------  -------------
     Increase in
     Current and
     Long-Term
     Liabilities        +279            +279           +837           +837
-----------------  ---------------  -------------  -------------  -------------
Net Cash Used in
Operating
Activities                 0               0              0              0
-----------------  ---------------  -------------  -------------  -------------
Cash Flows From
Investing
Activities                 0               0              0              0
-----------------  ---------------  -------------  -------------  -------------
Cash Flows From
Financing
Activities
-----------------  ---------------  -------------  -------------  -------------
     Issuance of
     Common
     Stock                 0               0              0              0
-----------------  ---------------  -------------  -------------  -------------
Net Increase
(Decrease) in
Cash                       0               0              0              0
-----------------  ---------------  -------------  -------------  -------------
Cash, Beginning
of Period                  0               0              0              0
-----------------  ---------------  -------------  -------------  -------------
Cash, End of
Period                     0               0              0              0
-----------------  ---------------  -------------  -------------  -------------


*See report and footnotes following tables.

-----------------------------------------------------------------------
                         Year Ended    Year Ended    January 7, 1993
                         December 31,  December 31,  (Inception) to
                         1998          1997          September 30, 1999
-----------------------  ------------  ------------  ------------------
Cash Flows From
Operation Activities
-----------------------  ------------  ------------  ------------------
     Net Loss              ($1,116)       (1,275)        (3,481,069)
-----------------------  ------------  ------------  ------------------
     Adjustment to
     Reconcile Net
     Loss to Net
     Cash Provided
     By Operating
     Activities                  0             0                  0
-----------------------  ------------  ------------  ------------------
Changes in Assets and
Liabilities

-----------------------  ------------  ------------  ------------------
     Increase In
     Current and
     Long-Term
     Liabilities            +1,116        +1,275             +19,502
-----------------------  ------------  ------------  ------------------
Net Cash Used in
Operating Activities             0             0          (3,461,567)
-----------------------  ------------  ------------  ------------------
Cash Flows From
Investing Activities             0             0                   0
-----------------------  ------------  ------------  ------------------
Cash Flows From
Financing Activities
-----------------------  ------------  ------------  ------------------
     Issuance of
     Common Stock                0             0           3,461,567
-----------------------  ------------  ------------  ------------------
Net Increase (Decrease)
in Cash                          0             0                   0
-----------------------  ------------  ------------  ------------------
Cash, Beginning of
Period                           0             0                   0
-----------------------  ------------  ------------  ------------------
Cash, End of Period              0             0                   0
-----------------------  ------------  ------------  ------------------

*See report and footnotes following tables.

                             THE SAINT JAMES COMPANY
                          Notes to Financial Statements

Note A:   Summary of Significant Accounting Policies

     Nature of Operations
`    --------------------

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

         Sum of Judgment, 18% per annum                     $ 3,265.00
         Interest prior to December 13, 1993                $ 1,450.00
         Collection cost, 8% per annum                      $ 1,178.78
         -------------------------------------------------------------
         Total - Judgment  #1                               $ 5,893.78

     McKinney & Moore, Inc., on February 13, 1993, received a judgment against the Company.

         Judgment, 10% per annum                            $ 3,802.00
         Attorney's fees, 10% per annum                     $ 1,250.00
         Prejudgment, 10% per annum                         $   211.00
         Total - Judgment #2                                $ 5,263.00
         -------------------------------------------------------------
         Total of judgments #1 and #2                       $11,156.78


Note E:   Capital Stock

     December 31, 1998 and September 20, 1999

     Preferred Stock, $.01 par value per share, 500,000 shares authorized. No shares issued and outstanding.

     Common Stock, authorized 50,000,000 shares with par value of $.001 per share, 999,057 common shares issued and outstanding.

Note F:   Retained Earnings Restricted

     Retained earnings restricted represents the total judgments held against the Company. See Note D.

Note H:   Going Concern

     As shown on the financial statements, the Company has incurred losses of over $3,461,567 from inception to September 30,1999. The ability of the Company to continue as a going concern is dependent upon the success of the plan to raise capital by a merger with another profitable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company had no sales for the nine months ending September 30, 1999, nor for fiscal years 1998 or 1997.

     Historically, the Company has had few sales of machines and equipment utilizing the application of waste and water treatment technologies ("Ozone Technologies"), and, to date, the Company has been unsuccessful in marketing machines and equipment that utilize the Ozone Technologies.

     The Company has not been able to generate sales of its products, and consequently, the Company has incurred and continues to incur substantial losses. The Company experienced a net loss of $279 for the three months ended September 30, 1999, the same amount as the three months ended September 30, 1998 and an overall loss of $1,115.67 for the year ended December 31, 1998.

                                    LIQUIDITY

     The Company had no significant cash change during the three months ending September 30, 1999, compared to the same period for 1998 or the year ended December 31, 1998. At the period ending September 30, 1998, the Company had $0 available cash, at the year ended December 31, 1998, $0, and for the period ending September 30, 1999, $0.

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

                                CAPITAL RESOURCES

     Subsequent to September 30, 1995, and as of September 30, 1999, the Company has had no significant expenditures for the purchase of materials, machinery and other testing equipment.

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

     Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection cost of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of September 30, 1999.

     McKinney & Moore, Inc., filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1983, McKinney & Moore, Inc., received a judgment to recover the debt, attorney fees of $1,250, prejudgment interest of $211, plus interest at 10% per annum from the date of Judgment until paid in full. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of September 30, 1999.

Item 2.   CHANGES IN SECURITIES

     None.

Item 3.   DEFAULTS ON SENIOR SECURITIES

     None.

Item 4.   SUBMISSION TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.   OTHER INFORMATION

     None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------
Articles of Incorporation                         1
------------------------------------------        ------------------------------
Bylaws                                            2
------------------------------------------        ------------------------------
Report of Certified Independent Accountant        3
------------------------------------------        ------------------------------
Financial Statements and Notes                    4
------------------------------------------        ------------------------------
Financial Data Schedule                           27
------------------------------------------        ------------------------------


Item 7.   SUBSEQUENT EVENTS

     None.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Saint James Company

/s/  Wayne Gronquist                        January 05, 2000
------------------------------              -----------------------
Wayne Gronquist                             Date
Director, President, Secretary