Form 10-K
period 1999-12-31
SAINT JAMES CO
filed 2000-01-21
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED 1999


                                     0-13738
                             Commission File Number


                             THE SAINT JAMES COMPANY
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                            52-1426581
(State of Incorporation)                                        (I.R.S. Employer
                                                             Identification No.)

                               1104 Nueces Street
                            Austin, Texas 78701-2128
                                 (512) 671-3858
          (Address and Telephone Number of Principal Executive Offices)


                                   Copies to:
                              Courtneay Draker, Esq
                       Schroeder, Walthall and Nevill, LLP
                              1100 Louisiana Street
                                   Suite 4850
                                Houston, TX 77002
                              Phone: (713) 654-9100


        Securities registered pursuant to Section 12 (b) of the Act: None

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

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of sixty (60) days before the date of filing was $0.

         The number of shares of Registrant's Common Stock outstanding as of December 31, 1998, was 999,057.

         Documents incorporated by reference:  None

Total Number of Pages:    31
                         ----

Exhibit Index on Page:    19
                         ----

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

         RDS has been unsuccessful in marketing either the Process or the Ozone Technologies. The Company never generated any significant revenues. During 1992, the Company substantially ceased operations and terminated all but two of its employees. The Company had very limited operations consisting, in 1997, of transfer agent activities resulting in revenues of $2,087.
In 1998 and 1999, the Company had basically no operations.

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

         The Company gained certain technology regarding the generation of ozone pursuant to an agreement it entered into with Pillar Technologies, Inc., ("Pillar") in 1988. Pillar is presently the only source for the power supply used in conjunction with the ozone generator in the systems and machines. No purchases were made in 1999.

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

WORKING CAPITAL ITEMS, CUSTOMER DEPENDENCE, BACK LOG ORDERS. Because the Company had no sales or other distributions of the systems and machines, in 1999, customer dependence and any backlog orders are not germane to the Company's business. The Company maintains no inventory. See "Financial Statements and Supplementary Data."

RESEARCH AND DEVELOPMENT. During the year ended December 31, 1999, the Company incurred no expenses related to company-sponsored research and development.

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

EMPLOYEES. Wayne Gronquist is the President and Secretary of the Company. Mr. Gronquist does not receive compensation for serving as an officer of the Company or otherwise.

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

         Thomas Publishing Co. filed a lawsuit against the Company for collection of a past due account in the total of $3,265, in the District Court of Western North Carolina. On May 5, 1995, the Company settled the lawsuit by signing a Consent Judgment providing that Thomas Publishing Co. have and recover Judgment against the Company in the sum of $3,265, plus interest at 18% per annum and collection cost of $1,179 plus interest of 8% per annum from the date of Judgment until paid in full, and court costs. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of December 31, 1999.

         McKinney & Moore, Inc., filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1983, McKinney & Moore, Inc., received a judgment to recover the debt, attorney fees of $1,250, prejudgment interest of $211, plus interest at 10% per annum from the date of Judgment until paid in full. Because the Company did not have the financial resources to pay this Judgment, it was not paid as of December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter were submitted to a vote of the security holders.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock does not currently trade on the over-the-counter market or any national exchange. Due to lack of trading, no bid and asked closing prices per share for the Company's Common Stock for any quarterly period in 1999 are available.

         As of December 31, 1999, the Company had 999,057 shares outstanding of common stock and approximately 1,095 shareholders of record. (The Company had the option to repurchase a number of shares of the Company's stock held by three individuals, whose repurchase options expired on June 30, 1990. In June 1990, prior to the expiration of the repurchase option, the Company exercised its option to repurchase with regard to a total of 34,418 shares of stock held by these three individuals. As of the date hereof, the three individuals have not executed all the necessary documents to effect the transfer of the shares to the Company and consequently these shares remain outstanding.)

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

Item 6.  Selected Financial Data




------------------------------- ----------------------- ---------------------- ----------------------

                                Year Ended December     Year Ended December    Year Ended December
                                31, 1999                31, 1998               31, 1997
------------------------------- ----------------------- ---------------------- ----------------------

CURRENT ASSETS                  $ 0                     $ 0                    $ 0
------------------------------- ----------------------- ---------------------- ----------------------

      TOTAL CURRENT ASSETS      $ 0                     $ 0                    $ 0
------------------------------- ----------------------- ---------------------- ----------------------

OTHER ASSETS                    $ 0                     $ 0                    $ 0
------------------------------- ----------------------- ---------------------- ----------------------

      TOTAL OTHER ASSETS        $ 0                     $ 0                    $ 0
------------------------------- ----------------------- ---------------------- ----------------------

      TOTAL ASSETS              $ 0                     $ 0                    $ 0
------------------------------- ----------------------- ---------------------- ----------------------




                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS'S EQUITY



                                                      Year Ended            Year Ended           Year Ended
                                                      December 31, 1999     December 31, 1998    December 31, 1997
                                                      --------------------- -------------------- -------------------

CURRENT LIABILITIES
----------------------------------------------------- --------------------- -------------------- -------------------

Officers Advances (Note H)                            $5,000.00             $0.00                $0.00
----------------------------------------------------- --------------------- -------------------- -------------------

Accrued Interest Payable (Note C)                       1,115.00              1,116.00            1,116.00
----------------------------------------------------- ===================== ==================== ===================

      TOTAL CURRENT LIABILITIES                       $6,115.00              $1,116.00           $1,116.00
                                                      ===================== ==================== ===================
----------------------------------------------------- --------------------------------------------------------------

LONG TERM LIABILITIES
----------------------------------------------------- --------------------- -------------------- -------------------

Interest Payable (Note C)                             $7,508                $6,392               $5,276
----------------------------------------------------- --------------------- -------------------- -------------------

Judgments Payable (Note D)                            11,157                11,157               11,157
----------------------------------------------------- --------------------- -------------------- -------------------

TOTAL LONG TERM LIABILITIES                           18,665                17,549               16,433
----------------------------------------------------- --------------------- -------------------- -------------------

TOTAL LIABILITIES                                     24,780                18,665               17,549
----------------------------------------------------- --------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note E)
----------------------------------------------------- --------------------- -------------------- -------------------

Common  stock,   $.001  par  value
authorized   50,000,000  shares  issued  and
outstanding at
December 31, 1997- 9,977,495 shares;                                                             $   9,977
December 31, 1998-999,057 shares;                                           $      999
December 31 1999 - 999,057 shares.                    $      999
----------------------------------------------------- --------------------- -------------------- -------------------

Additional paid in Capital                            $3,460,568            $3,460,568           $3,451,590
----------------------------------------------------- ===================== ==================== ===================

          SUBTOTAL                                    $3,461,567            $3,461,567           $3,461,567
----------------------------------------------------- ===================== ==================== ===================

----------------------------------------------------- --------------------- -------------------- -------------------

Retained Earnings Restricted                          $     -11,157         $     -11,157        $     -11,157
----------------------------------------------------- --------------------- -------------------- -------------------

Retained Earnings Deficit                             $ -3,475,190          $ -3,469,075         $ -3,467,959
----------------------------------------------------- --------------------- -------------------- -------------------

Total Retained Earnings                               $ -3,486,347          $ -3,480,232         $ -3,479,116
----------------------------------------------------- --------------------- -------------------- -------------------

TOTAL STOCKHOLDERS' EQUITY                            $      -24,780        $     -18,665        $     -17,549
----------------------------------------------------- ===================== ==================== ===================

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $               0     $              0     $              0
----------------------------------------------------- --------------------- -------------------- -------------------


                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS



                                                 Year Ended          Year Ended           Year Ended December  Jan. 7, 1993
                                                 December 31,        December 31,         December 31,         (inception) to
                                                 1999                1998                 1997                 Dec. 31, 1999
------------------------------------------------ ------------------- -------------------- -------------------- --------------------

REVENUE                                          $ 0                 $ 0                  $ 0                  $ 0
----------------------------------------------- -----------------------------------------------------------------------------------

EXPENSES
------------------------------------------------ ------------------- -------------------- -------------------- --------------------

General, Selling & Administrative                $      6,115        $     1,116          $     1,275          $     13,523
Judgment                                                    0                  0                    0                     0
Loss from Discontinued Operations                           0                  0                    0            -3,461,567
------------------------------------------------ ------------------- -------------------- -------------------- --------------------
      Total Expenses                             $      6,115        $      1,116         $      1,275         $ -3,461,567

------------------------------------------------ ------------------- -------------------- -------------------- --------------------

Net Profit/ Loss (-)                             $     -6,115        $     -1,116         $     -1,275         $ -3,461,567
------------------------------------------------ ------------------- -------------------- -------------------- --------------------
Net Profit/Loss (-) Per weighted
share (Note A)                                   $     -.0061        $     -.0011         $     -.0013         $    -3.4896
------------------------------------------------ ------------------- -------------------- -------------------- --------------------
Weighted average number of
common shares outstanding                             999,057             999,057              999,057              999,057
------------------------------------------------ ------------------- -------------------- -------------------- --------------------

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                   COMMON STOCK
                                         --------------------------------------
                                         SHARES              AMOUNT
                                         ------------------- ------------------
Balance, December 31, 1997                9,977,495          $ 9,977
---------------------------------------- ------------------- ------------------
September 21, 1998 issued
shares in stock trade                    10,000,000           10,000
---------------------------------------- ------------------- ------------------
November 19, 1998 20:1
reverse stock split                      -18,978,620         -18,979
---------------------------------------- ------------------- ------------------
November 19, 1998 shares
issued from rounding                     +       182         +     1
---------------------------------------- ------------------- ------------------
Net loss year ended
December 31, 1998
---------------------------------------- ------------------- ------------------
Balance, December 31, 1998                   999,057         $   999
---------------------------------------- ------------------- ------------------
Net loss year ended
December 31, 1999
---------------------------------------- ------------------- ------------------
Balance, December 31, 1999                   999,057         $   999
---------------------------------------- ------------------- ------------------


                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                    Additional paid-in  Retained Earnings  Retained Earnings
                                    Capital             Restricted         Deficit
                                    ------------------- -----------------  -----------------

Balance, December 31, 1997          $3,451,590          $ -11,157          $ -3,467,959

----------------------------------- ------------------- -----------------  -----------------
September 21, 1998 issued           -10,000
shares in stock trade
----------------------------------- ------------------- ------------------------------------
November 19, 1998 20:1
reverse stock split                 +18,979
----------------------------------- ------------------- ------------------------------------
November 19, 1998 shares
issued from rounding                     -1
----------------------------------- ------------------- ------------------------------------
Net loss year ended
December 31, 1998                                                                -1,116
----------------------------------- ------------------- ------------------------------------
Balance, December 31, 1998          $3,460,568          $ -11,157         $  -3,469,075
----------------------------------- ------------------- ------------------------------------
Net loss year ended
December 31, 1999                                                                -6,115
----------------------------------- ------------------- ------------------------------------
Balance, December 31, 1999          $3,460,568          $ -11,157         $  -3,475,190

----------------------------------- -------------------- ----------------- -----------------



                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS



                                            Year Ended            Year Ended           Year Ended             Jan. 7, 1993
                                            December 31, 1999     December 31, 1998    December 31, 1997      (inception) to
                                                                                                              Dec. 31, 1999
                                            -----------------     ----------------     -----------------      ---------------
Cash Flows from Operating
Activities
------------------------------------------- -----------------     ----------------     -----------------      ---------------

      Net Loss                              $ -6,115              $ -1,116             $ -1,275               $ -3,486,347

------------------------------------------- -----------------     ----------------     -----------------      ---------------
      Adjustments to reconcile net
      loss to net cash provided by                 0                0                    0                      0
      operating activities
------------------------------------------- -----------------     ----------------     -----------------      ---------------
Changes in assets and liabilities
Increase in current and long-term
liabilities                                   +6,115              +1,116               +1,275                   +24,780
------------------------------------------- -----------------     ----------------     -----------------      ---------------
Net cash used in operating activities       $      0              $    0               $    0                 $ -3,461,567
------------------------------------------- -----------------     ----------------     -----------------      ---------------
Cash Flows from investing activities               0                   0                    0                        0
------------------------------------------- -----------------     ----------------     -----------------      ---------------
Cash Flows from Financing
Activities Issuance of common stock                0                   0                    0                 +3,461,567
------------------------------------------- -----------------     ----------------     -----------------      ---------------
Net increase (decrease) in cash             $      0              $    0               $    0                 $    0
------------------------------------------- -----------------     ----------------     -----------------      ---------------
Cash beginning of period                           0                   0                    0                      0
------------------------------------------- =================     ================     =================      ===============
Cash, end of period                         $      0              $    0               $    0                 $    0

                                            =================     ================     =================      ===============


         The foregoing charts include 1997 financial statements which are unaudited and internally generated. Due to lack of operating funds, the Company has engaged its accountant to perform audits for 1999 and 1998 and compare those numbers to the internally generated, unaudited year end numbers for 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company had no net sales for the years ended December 31, 1999, 1998 or 1997.

         Historically,  the  Company  has had no sales of  equipment  using  the
Process, and few sales of machines and equipment utilizing the Ozone Technologies. To date, the Company has been unsuccessful in marketing machines and equipment that utilize the Process or Ozone Technologies.

         The Company has not been able to generate sales of its products, and consequently, the Company had incurred substantial losses and continues to incur losses disregarding cancellation of debt income. The Company experienced a net loss of $6,116 for the year ended December 31, 1999, $1,116 for 1998 and $1,492 for 1997.

         For the year ended December 31, 1999, 1998, and 1997, the Company had no engineering, research and development expenses.

         For the year ended December 31, 1999, the Company incurred administrative expenses of $0, compared to $0 for 1998 and $4,568 for 1997. The significant components of 1999 administrative expenses together with comparative data where significant change has occurred in relation to prior years, include the following:

          (a) The Company had no salary expenses for its officers or directors in 1999 and 1998. In 1997, the Company had no salary expense pursuant to an employment agreement the Company then held with Albert D. Kane and Manuel E. Kane as officers of the Company, who both were stockholders and Directors of the Company for 1997 and 1996. Pursuant to their to their employment contracts, the officers were entitled to each receive annual salaries of $50,000. In December, 1995, the officers agreed to perform the limited duties that the Company requires without compensation until such time as the Company had sufficient financial resources to pay salaries. In December, 1995, the officers forgave all accrued salaries owed them by the Company because of the Company's depleted financial resources and the Company's uncertain future. In 1995, the Company recognized $579,167 in cancellation of debt income as a result of this forgiveness of debt.

          (b)  The Company had no professional fees for 1999, 1998 or 1997.

          (c) The Company had office expense of $0 for 1999, compared to $0 for 1998 and $2,512 for 1997.

          (d) The Company had no amortization of patent expense for 1999, 1998 or 1997.

          (e)  The Company had no bad debt expense for 1999, 1998 and 1997

         The Company had $6,115 in income loss for 1999, compared to $1,116 for 1998 and $3,096 for the year ended December 31, 1997. The significant components of 1999 other income together with comparative data where significant change has occurred in relation to prior years, include the following:

          a. The Company received a cash advance from Wayne Gronquist on or about October 1999. The loan is interest free and will supply the Company with the money needed to pursue a merger or sale of the Company with/to a more financially viable entity.

          b. The Company had no income from replacement part sales, machinery rental and treatability testing activities in 1999, 1998 and 1997.

          c. The Company had interest expense of $1,116 for 1999, compared to $1,116 for 1998 and $4,596 for 1997. During 1997, the Company
               exhausted its cash reserves and was forced to borrow funds from its two officers to finance it working capital needs. See, Item 12 - Financial Condition and Liquidity." In 1999, 1998 and 1997, the Company incurred interest expense involved with judgments against it which have not been paid. See, Item 3 - Legal Proceedings.

          d. Cancellation of debt income of $0 for 1999, compared to $0 for 1998 and $5,605 for 1997. During the years ended December 31, 1998 and 1997, the time limit allowed by the Statute of Limitations for vendors to collect certain of the Company's trade payable expired. Because the Company does not have the financial resources to pay these debts and the aforementioned Statute of Limitations bars their collection, the Company included these amounts in cancellation of debt income. The following figures show the cancellation of debt income: 1999 and 1998 were $0, and $5,605 for 1997.

Financial Condition and Liquidity

         The Company has no cash assets. The Company's cash decreased $0 from the year ended December 31, 1998. The Company has had a minimal amount of cash assets since 1995.

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

         However, the Company hired Barry L. Friedman, a Certified Public Accountant, in June 1999, to perform audits for 1998 and 1999.

         In 1999, the Company has suffered the same economic hardships as 1998 and 1997. Management plans for the Company either to change the principal business of the Corporation, merge with a financially stable company and/or sell the majority of the Corporation's stock. Management does not know at this time what type of business the Corporation will undertake in the future or the entity that will purchase the Corporation's shares in the event of sale.

Capital Resources

         The Company has no expenditures for the purchase of materials, machinery and other testing equipment in 1999.

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

Item 8.  Supplementary Financial Information

         The information required by this Item 8 is referenced in Item 6 and is included in pages 21-31 hereof.

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

         Rudy De La Garza resigned from the Board of Directors and from his position as President and Chief Executive Officer of the Company on January 1, 1999. Wayne Gronquist resigned as Executive Vice President of the Company and became President of the Company on January 1, 1999. Mr. Gronquist is also the Secretary of the Company and the sole member of the Board of Directors.

         During 1999, the Company continued to reduce its operating expenses and to severely curtail its operations in an attempt to limit its financial liabilities. Because of its extremely weak financial condition, the Company did not hold an annual meeting of shareholders in 1999.

         The Officers of the Company, as of December 31, 1999, are as follows:



Name                Term of Office         Age            Position
--------------------------------------------------------------------------------
Wayne Gronquist        1998                57             President, Secretary,
                                                          Director


Wayne Gronquist. Mr. Gronquist is an attorney with 26 years experience as corporate counsel and advisor for various private and publicly held corporations, both domestic and foreign. During this period, he has focused his practice on corporate structuring, business, financial, family and estate planning.

Item 11.  Executive Compensation

         The following table sets forth certain information concerning the compensation for the Directors and Executive Officers of the Company for the year ended December 31, 1999:

Name of Individual or
Number in Group            Capacities in which Served         Cash Compensation
--------------------------------------------------------------------------------
All Executive Officers
and Directors as a group         All capacities                    $ 0


         None of the Company's executive officers received cash compensation in excess of $60,000 for the year ended December 31, 1999, 1998 or 1997.

         Other than as set forth herein, no remuneration of any nature has been paid for or on account of the services rendered by a Director in such capacity.



Item 12.  Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth as of December 31, 1999, the number of shares of the Company's outstanding Common Stock owned beneficially by (i) each person known to the Company to be the beneficial owner of more than 5% of such stock, (ii) each Director of the Company and (iii) each Executive Officer.

------------------------------------- ----------------------------------- -----------------------------------
Name and Address of Beneficial Owner  Amount  and  Nature of  Beneficial  Percentage of  Outstanding  Common
                                      Relationship                        Stock

------------------------------------- ----------------------------------- -----------------------------------
JonRuco Company                       250,000                             25.008%
8309 Priest River Drive
Round Rock, Texas 78681
------------------------------------- ----------------------------------- -----------------------------------
Wayne Gronquist, Trustee              250,000                             25.0028%
1104 Nueces Street
Austin, Texas  78701-2128
------------------------------------- ----------------------------------- -----------------------------------
Manuel E. Kane                        100,000                             10.011%
4252 Woodglen Lane
Chalotte, NC  28226
------------------------------------- ----------------------------------- -----------------------------------
Albert D. Kane                        100,000                             10.011%
391 Hartsborn Drive
Short Hills, NJ  07078
------------------------------------- ----------------------------------- -----------------------------------
Steven M. Kane                        100,755                             10.0868%
4013 Walnut Clay Road
Austin, Texas  78731-3934
------------------------------------- ----------------------------------- -----------------------------------
Seth Kane                             62,253                              6.2322%
23 Circle Drive
Belmont, NC 28012
------------------------------------- ----------------------------------- -----------------------------------
Ross A. Kane                          62,253                              6.2322%
6115 Hickory Forest Drive
Charlotte, NC  28277
------------------------------------- ----------------------------------- -----------------------------------
TOTAL                                                                     74.559%



Item 13.  Certain Relationship and Related Transactions

         The Company received a cash advance from Wayne Gronquist on or about October 1999. The loan is interest free and will supply the Company with the money needed to pursue a merger or sale of the Company with/to a more financially viable entity.

Item 14.  Exhibits, Financial Statements, Schedules and Reports.

          1. Financial Statements. The following Financial Statements are filed herewith as required pursuant to Part I, Item 8 of this Form 10-K:



DOCUMENT                                                PAGE
-----------------------------------------------------   ----
Report of Independent Certified Public Accountants       20
Balance Sheet - Assets                                   21
Balance Sheet - Liabilities and Stockholders' Equity     22
Statement of Operations                                  24
Statement of Changes in Stockholders' Equity             26
Notes to Financial Statements                            28

          2. Exhibits. The following exhibits are filed herewith pursuant to the requirements of paragraph (c) of this Item 14 and Item 601 of Regulation S-K:


DOCUMENT                                       EXHIBIT NUMBER
--------------------------------------------   ---------------
Articles of Incorporation & Amendments *       1
Bylaws as Amended through December 31, 1998*   2

*  Previously filed as a part of Form 10-K for 1998.




SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Saint James Company

\s\  Wayne Gronquist                                       1/07/2000
-----------------------------                          -----------------------
Wayne Gronquist                                               Date
President, Secretary, Director

                          INDEPENDENT AUDITORS' REPORT


To Board of Directors                                            January 4, 2000
And Stockholders of
The Saint James Company

         I have audited the Balance Sheets of The Saint James Company, (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related Statements of Operations, Stockholders= Equity and Cash Flows for the three years ended December 31, 1999, December 31, 1998, December 31, 1997. These financial statements are the responsibility of the Company=s management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Saint James Company, (A Development Stage Company), at December 31, 1999, December 31, 19998, December 31, 1997, and the results of its operations and cash flows for the three years ended December 31, 1999, December 31, 1998, December 31, 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statement, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management=s plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\  Barry L. Friedman
---------------------------------
     Barry L. Friedman
     Certified Public Accountant

                            THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS




                             Year Ended    Year Ended     Year Ended
                             December 31,  December 31,   December 31,
                             1999          1998           1997
---------------------------- ------------- -------------- -------------

CURRENT ASSETS               $ 0           $ 0            $ 0
---------------------------- ------------- -------------- -------------

      TOTAL CURRENT ASSETS   $ 0           $ 0            $ 0
---------------------------- ------------- -------------- -------------

OTHER ASSETS                 $ 0           $ 0            $ 0
---------------------------- ------------- -------------- -------------

      TOTAL OTHER ASSETS     $ 0           $ 0            $ 0
---------------------------- ------------- -------------- -------------

      TOTAL ASSETS           $ 0           $ 0            $ 0
---------------------------- ------------- -------------- -------------











The accompanying notes are an integral part of these financial statements.


                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS'S EQUITY



                                                      Year Ended December   Year Ended           Year Ended
                                                      31, 1999              December 31, 1998    December 31, 1997
----------------------------------------------------- --------------------  -------------------  -------------------

CURRENT LIABILITIES
----------------------------------------------------- --------------------- -------------------- -------------------

Officers Advances (Note H)                            $5,000.00             $0.00                $0.00
----------------------------------------------------- --------------------- -------------------- -------------------

Accrued Interest Payable (Note C)                       1,115.00              1,116.00            1,116.00
----------------------------------------------------- ===================== ==================== ===================

      TOTAL CURRENT LIABILITIES                       $6,115.00              $1,116.00           $1,116.00
----------------------------------------------------- ===================== ==================== ===================

LONG TERM LIABILITIES
----------------------------------------------------- --------------------- -------------------- -------------------

Interest Payable (Note C)                             $7,508                $6,392               $5,276
----------------------------------------------------- --------------------- -------------------- -------------------

Judgments Payable (Note D)                            11,157                11,157               11,157
----------------------------------------------------- --------------------- -------------------- -------------------

TOTAL LONG TERM LIABILITIES                           18,665                17,549               16,433
----------------------------------------------------- --------------------- -------------------- -------------------

TOTAL LIABILITIES                                     24,780                18,665               17,549
----------------------------------------------------- --------------------------------------------------------------

STOCKHOLDERS= EQUITY (Note E)
----------------------------------------------------- --------------------- -------------------- -------------------

Common stock, $.001 par value
authorized 50,000,000 shares issued  and
outstanding at December 31, 1997- 9,977,495 shares;                                              $ 9,977
December 31, 1998-999,057 shares;                                            $    999
December 31 1999 - 999,057 shares.                    $      999
----------------------------------------------------- --------------------- -------------------- -------------------

Additional paid in Capital                            $3,460,568            $3,460,568           $3,451,590
----------------------------------------------------- ===================== ==================== ===================

          SUBTOTAL                                    $3,461,567            $3,461,567           $3,461,567
----------------------------------------------------- ===================== ==================== ===================

Retained Earnings Restricted                          $  -11,157            $  -11,157           $  -11,157
----------------------------------------------------- --------------------- -------------------- -------------------

Retained Earnings Deficit                             $-3,475,190           $-3,469,075          $-3,467,959
----------------------------------------------------- --------------------- -------------------- -------------------

Total Retained Earnings                               $ -3,486,347          $ -3,480,232         $ -3,479,116
----------------------------------------------------- --------------------- -------------------- -------------------

TOTAL STOCKHOLDERS' EQUITY                            $      -24,780        $     -18,665        $     -17,549
----------------------------------------------------- ===================== ==================== ===================

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $               0     $              0     $              0
----------------------------------------------------- --------------------- -------------------- -------------------


The accompanying notes are an integral part of these financial statements.


                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS



                                                 Year Ended          Year Ended           Year Ended December  Jan. 7, 1993
                                                 December 31,        December 31,         December 31,         (inception) to
                                                 1999                1998                 1997                 Dec. 31, 1999
------------------------------------------------ ------------------- -------------------- -------------------- --------------------

REVENUE                                          $ 0                 $ 0                  $ 0                  $ 0
----------------------------------------------- -----------------------------------------------------------------------------------

EXPENSES
------------------------------------------------ ------------------- -------------------- -------------------- --------------------

General, Selling & Administrative                $      6,115        $     1,116          $     1,275          $     13,523
Judgment                                                    0                  0                    0                     0
Loss from Discontinued Operations                           0                  0                    0            -3,461,567
------------------------------------------------ ------------------- -------------------- -------------------- --------------------
      Total Expenses                             $      6,115        $      1,116         $      1,275         $ -3,461,567

------------------------------------------------ ------------------- -------------------- -------------------- --------------------

Net Profit/ Loss (-)                             $     -6,115        $     -1,116         $     -1,275         $ -3,461,567
------------------------------------------------ ------------------- -------------------- -------------------- --------------------
Net Profit/Loss (-) Per weighted
share (Note A)                                   $     -.0061        $     -.0011         $     -.0013         $    -3.4896
------------------------------------------------ ------------------- -------------------- -------------------- --------------------
Weighted average number of
common shares outstanding                             999,057             999,057              999,057              999,057
------------------------------------------------ ------------------- -------------------- -------------------- --------------------







The accompanying notes are an integral part of these financial statements.



                            THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS




                                                 Year Ended    Year Ended    Year Ended    Jan. 7, 1993
                                                 December 31,  December 31,  December 31, (inception) to
                                                 1999          1998          1997          Dec. 31, 1999
                                                 ------------  ------------  ------------ --------------

Cash Flows from Operating
Activities
------------------------------------------------ ------------  ------------  ------------ --------------
      Net Loss                                   $ -6,115      $ -1,116      $ -1,275     $ -3,486,347

------------------------------------------------ ------------  ------------  ------------ --------------
      Adjustments to reconcile net
      loss to net cash provided by                      0             0             0            0
      operating activities
------------------------------------------------ ------------  ------------  ------------ --------------
Changes in assets and liabilities
Increase in current and long-term
liabilities                                        +6,115        +1,116        +1,275      +24,780
------------------------------------------------ ------------  ------------  ------------ --------------
Net cash used in operating activities            $      0       $     0      $      0      $ -3,461,567
------------------------------------------------ ------------  ------------  ------------ --------------
Cash Flows from investing activities                    0             0             0            0
------------------------------------------------ ------------  ------------  ------------ --------------
Cash Flows from Financing
Activities Issuance of common stock                     0             0             0        +3,461,567
------------------------------------------------ ------------  ------------  ------------ --------------
Net increase (decrease) in cash                  $      0       $     0      $      0     $      0
------------------------------------------------ ------------  ------------  ------------ --------------
Cash beginning of period                                0             0             0            0
------------------------------------------------ ============  ============  ============ ==============
Cash, end of period                              $      0       $     0      $      0     $      0

------------------------------------------------ ============  ============ ============================


The accompanying notes are an integral part of these financial statements.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                   COMMON STOCK
                                         --------------------------------------
                                         SHARES              AMOUNT
                                         ------------------- ------------------
Balance, December 31, 1997                9,977,495          $ 9,977
---------------------------------------- ------------------- ------------------
September 21, 1998 issued
shares in stock trade                    10,000,000           10,000
---------------------------------------- ------------------- ------------------
November 19, 1998 20:1
reverse stock split                      -18,978,620         -18,979
---------------------------------------- ------------------- ------------------
November 19, 1998 shares
issued from rounding                     +       182         +     1
---------------------------------------- ------------------- ------------------
Net loss year ended
December 31, 1998
---------------------------------------- ------------------- ------------------
Balance, December 31, 1998                   999,057         $   999
---------------------------------------- ------------------- ------------------
Net loss year ended
December 31, 1999
---------------------------------------- ------------------- ------------------
Balance, December 31, 1999                   999,057         $   999
---------------------------------------- ------------------- ------------------







The accompanying notes are an integral part of these financial statements.


                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                              Additional paid-in  Retained Earnings Retained Earnings
                              Capital             Restricted        Deficit
                              ------------------- ----------------- -----------------

Balance, December 31, 1997    $3,451,590          $ -11,157         $ -3,467,959
----------------------------- ------------------- ----------------- -----------------
September 21, 1998 issued
shares in stock trade         -10,000
----------------------------- ------------------- ----------------- -----------------
November 19, 1998 20:1
reverse stock split           +18,979
----------------------------- ------------------- ----------------- -----------------
November 19, 1998 shares
issued from rounding               -1
----------------------------- ------------------- ----------------- -----------------
Net loss year ended
December 31, 1998                                                     -1,116
----------------------------- ------------------- ----------------- -----------------
Balance, December 31, 1998    $3,460,568          $ -11,157         $ -3,469,075

----------------------------- ------------------- ----------------- -----------------
Net loss year ended
December 31, 1999                                                     -6,115
----------------------------- ------------------- ----------------- -----------------

Balance, December 31, 1999    $3,460,568          $ -11,157         $ -3,475,190
----------------------------- ------------------- ----------------- -----------------









The accompanying notes are an integral part of these financial statements.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

December 31, 1999, December 31, 1998, December 31, 1997

NOTES A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         The principal purpose of the Company is to design, purpose of the Company is to design, manufacture, sell and service equipment and systems for the treatment of contaminated insoluble organic solid materials. The Company has developed and marketed ozone technologies.

Property, Plant and Equipment

         Property, plant and equipment have been recorded at cost and/or development cost. Components which were no longer used in testing and marketing processes were removed from property, plant and equipment and written off as a loss.

Depreciation

         Depreciation was computed on the straight line method for financial purposes and the accelerated method for income tax purposes over the estimated useful lives of the assets.

Research and Development Costs

         Research and development costs were expensed as incurred.

Income Taxes

         No provision for income taxes, either accrued or deferred, have been reported in the financial statements because the Company has incurred only net operating losses.

Earnings (losses) Per Share

         The  weighted  average  of  shares   outstanding   method  is  used  in
calculating earnings (losses) per share.

NOTE B - ORGANIZATION OF COMPANY

         Chem-Waste Corporation was incorporated on January 10, 1984 under the laws of the State of North Carolina. The charter authorized 20,000,000 shares of common stock with a par value of $1.00 per share.

         On July 19, 1984, the name of the Company was changed to Radiation Disposal Systems, Inc. by amendment to the Charter of Incorporation in the State of North Carolina.

         On September 13, 1984, the Company was authorized by amendment to the Articles of Incorporation 1,500,000 preferred stock, nonvoting, noncumulative, $.50 par value per share, 10% noncumulative dividend, callable at 105% of par value, and convertible into common stock on a share for share basis. The amendment of articles granted the issuance of warrants.

         On October 9, 1984, the Company was authorized by amendment to the Articles of Incorporation to change the par value of the commons stock from $1.00 per share to $.001 per share.

         In January, 1985, 650,000 preferred stock warrants were issued.

         In June, 1985, the Company conducted a public offering of 2,700,00 common shares for $1.25 per share. The underwriter was given warrants which are exercisable over a four year period beginning June, 1986 to purchase 270,000 common stock shares at $1.50 per share.

         In June, 1987, 100,000 preferred stock shares were converted to common stock shares on a share for share basis.

         In August, 1987, 550,000 preferred stock shares were converted to common stock shares on a share for share basis.

         On July 1, 1988, the articles were amended for denial of presumptive rights, "The Shareholders of the Corporation shall have no presumptive rights to acquire additional or treasury shares of the Corporation."

         In July and September, 1988, the warrants were exercised at $1.50 per share for common stock.

         On July 14, 1990, the Articles of Incorporation of the Company were amended by adding a new Article designed as Article X, to read as follows:

Article X

         To the fullest extent permitted by the North Carolina Business Corporation Act as it exists or may hereafter be amended, a director of the Company shall not be personally liable to the Company, its shareholders or otherwise for monetary damages for breach of his duty as a director. Any repeal or modification of the Article X shall be prospective only and shall not adversely affect any limitation on the personal liability of a director of the Company existing at the time of such repeal or modification.

         On September 21, 1998, 10,000,000 shares of Radiation Disposal Systems, Inc. were traded for 1,000,000 authorized shares of Asset Technology International, Inc. The shares of Technology International, Inc. were canceled. At the time of the stock exchange, Technology International, Inc. had no assets, liabilities or capital. The Company was completely dormant.

         On October 13, 1998, The Saint James Company was incorporated under the laws of the State of Delaware. The purpose of the Corporation shall be to engage in any lawful activities.

         In November 1999, Radiation Disposal Systems, Inc. exchanged all of its outstanding shares with The Saint James Company. The effect is to change the name of the Radiation Disposal Systems, Inc. into the Saint James Company, and to change the domicile from the State of North Carolina to the State of Delaware.

         On November 19, 1999, Radiation Disposal Systems, Inc. was granted an increase from 20,000,000 common shares par value $.001 authorized to 50,000,000 common shares when authorized par value $.001.

         On November 19, 1998, the Articles of Incorporation were amended to allow for a 20:1 reverse stock split of the common stock for Radiation Disposal Systems, Inc.

NOTE C - ACCRUED INTEREST PAYABLE AND INTEREST PAYABLE

         The Company has two judgments against it (See Note D) that requires interest to be paid on those judgments. The accrued interest payable represents the current year or period interest owed. The interest payable represents interest owed from prior years that has not been paid.

NOTE D - JUDGMENTS PAYABLE (LITIGATION)

         Thomas Publishing Company holds a consent judgment dated May 5, 1995. The date of the interest, as stated in the judgment, is to start December 13, 1993.

         Sum of judgment, 18% per annum                      $ 3,265.00
         Interest prior to December 13, 1993                   1,450.00
         Collection cost, 8% per annum                         1,178.78
                                                             -----------
         Total - Judgment #1                                 $ 5,893.78

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                     ---------------------------------------

December 31, 1999, December 31, 1998, December 31, 1997

NOTE D - JUDGMENTS PAYABLE (LITIGATION) CONTINUED

         McKinney & Moore, Inc., on February 13, 1993, received a judgment against the Company.

         Judgment, 10% per annum                        $  3,802.00
         Attorney's fees, 10% per annum                    1,250.00
         Prejudgment, 10% per annum                          211.00
                                                        -----------
         Total - Judgment #2                            $  5,263.00
                                                        -----------
         Total of Judgments #1 & #2                     $ 11,156.78

NOTE E - CAPITAL STOCK

         Preferred Stock, $.01 par value per share, 500,000 shares authorized. No shares issued and outstanding.

NOTE F - RETAINED EARNINGS RESTRICTED

         Retained earning restricted represents the total judgments held against the Company. See Note D.

NOTE G - GOING CONCERN

         As shown on the financial statements, the Company has incurred losses of $3,461,567 from inception to December 31, 1999. The Company's financial statement are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE H - OFFICERS ADVANCES

         While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.