Form 10-Q
period 2000-03-31
SAINT JAMES CO
filed 2000-05-22
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                     0-13738
                             ----------------------
                             Commission File Number


                             THE SAINT JAMES COMPANY
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                       52-1426581
--------                                                       ----------
(State of Incorporation)                                         (I.R.S.
                                                                 Employer
                                                                 ID No.)

                             18026 Circa Azul Drive
                             ----------------------
                            San Antonio, Texas 78259
                            ------------------------
                                 (210) 402-6344
                                 --------------
          (Address and Telephone Number of Principal Executive Offices)


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The number of shares of Registrant's Common Stock outstanding as of March 31, 2000, was 999,057.

                             THE SAINT JAMES COMPANY

                                      INDEX


Item

Part 1.  Financial Information

         Independent Auditor's Report

         Assets

         Liabilities and Stockholders' Equity

         Statement of Operations

         Statement of Stockholders' Equity

         Statement of Cash Flows

         Notes to Financial Statements

Part 2.  Other Information

PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                             THE SAINT JAMES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                              --------------------
                                 MARCH 31, 2000
                                DECEMBER 31, 1999
                                DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE
                                                                     ----
INDEPENDENT AUDITORS' REPORT                                            1

ASSETS                                                                  2

LIABILITIES AND STOCKHOLDERS' EQUITY                                    3

STATEMENT OF OPERATIONS                                                 4

STATEMENT OF STOCKHOLDERS' EQUITY                                     5-6

STATEMENT OF CASH FLOWS                                                 7

NOTES TO FINANCIAL STATEMENTS                                        8-11

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To Board of Directors                                           May 19, 2000
and Stockholders of
The Saint James Company

         I have audited the Balance Sheets of The Saint James Company, (A Development Stage Company), as of March 31, 2000, December 31, 1999, and December 31, 1998, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period January 1, 2000 to March 31, 2000, and the two years ended December 31, 1999, and December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Saint James Company, (A Development Stage Company), at March 31, 2000, December 31, 1999, and December 31, 1998, and the results of its operations and cash flows for the period January 1, 2000 to March 31, 2000 and the two years ended December 31, 1999, December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, Nv 89123
702-361-8414



                             THE SAINT JAMES COMPANY
                          (A Development State Company)


                                  Balance Sheet
                                  -------------

                                     Assets
                                     ------


                               March 31, 2000   December 31, 1999   December 31, 1998
                               --------------   -----------------   -----------------
Current Assets                      $0                 $0                  $0

         Total Current Assets        0                  0                   0

Other Assets                         0                  0                   0

         Total Other Assets          0                  0                   0

         Total Assets                0                  0                   0
                                  ======             ======              ======




   The accompanying notes are an integral part of these financial statements.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                        March       December      December
                                      31, 2000      31, 1999      31, 1998
                                     ----------    ----------    ----------

CURRENT LIAIBLITIES

Officers Advances
         (Note H)                    $   13,364    $    5,000    $        0

Accrued Interest
Payable
         (Note C)                           147         1,115         1,116

Interest Payable
         (Note C)                         4,556         7,508         6,392

Judgments Payable
         (Note D)                         5,894        11,157        11,157
                                     ----------    ----------    ----------

TOTAL CURRENT
LIABILITIES                          $   23,961    $   24,780    $   18,665
                                     ----------    ----------    ----------


STOCKHOLDERS' EQUITY (Note E)

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December 31, 1998 -
   999,057 shs                                                   $      999
December 31, 1999 -
   999,057 shs                                     $      999
March 31, 2000 - 999,057             $      999

Additional paid in Capital            3,464,235     3,460,568     3,460,568
                                     ----------    ----------    ----------
         SUB-TOTAL                   $3,465,234    $3,461,567    $3,461,567
                                     ----------    ----------    ----------

Retained Earnings Restricted         $   -5,894    $  -11,157    $  -11,157
Retained Earnings Deficit            -3,483,301    -3,475,190    -3,469,075
                                     ----------    ----------    ----------
Total Retained Earnings              -3,489,195    -3,486,347    -3,480,232
                                     ----------    ----------    ----------

TOTAL
STOCKHOLDERS'
EQUITY                               $  -23,961    $  -26,780    $  -18,665
                                     ----------    ----------    ----------

         TOTAL
         LIABILTIES
         AND
         STOCKHOLDERS'
         EQUITY                      $        0    $        0    $        0
                                     ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                             -----------------------

                              Jan.1,         Year          Year     Jan. 7, 1993
                             2000, to       Ended         Ended      (inception)
                             Mar. 31,      Dec. 31,      Dec. 31,    to Mar. 31,
                               2000          1999          1998          2000
                           -----------   -----------   -----------   -----------

REVENUE                    $         0   $         0   $         0   $         0
                           -----------   -----------   -----------   -----------

EXPENSES
   General, Selling
   and Administrative      $     2,848   $     6,115   $     1,116   $    16,741
   Judgment                          0             0             0        11,157
   Loss from
         Discontinued
         Operations                  0             0             0     3,461,567
                           -----------   -----------   -----------   -----------


         Total Expenses    $     2,848   $     6,115   $     1,116   $ 3,489,195

Net Profit (+)/Loss (-)    $    -2,848   $    -6,115   $    -1,116   $-3,489,195
                           ===========   ===========   ===========   ===========


Net Profit / Loss (-)
per weighted
share (Note A)             $    +.0008   $    -.0061   $    -.0011   $   -3.4925
                           ===========   ===========   ===========   ===========

Weighted average
number of common
shares outstanding             999,057       999,057       999,057       999,057
                           ===========   ===========   ===========   ===========



   The accompanying notes are an integral part of these financial statements

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------

                                                    Common Stock
                                                    ------------
                                                Shares         Amount
                                             -----------    -----------
Balance,
December 31, 1997                              9,977,495    $     9,977

September 21, 1998
issued shares in
stock trade                                   10,000,000        +10,000

November 19, 1998
20:1 reverse stock
split                                        -18,978,620        -18,979

November 19, 1998
shares issued from
rounding                                            +182             +1

Net loss year ended
December 31, 1998                            -----------    -----------

Balance,
December 31, 1998                                999,057    $       999

Net loss year ended
December 31, 1999                            -----------    -----------

Balance,
December 31, 1999                                999,057    $       999

Net loss,
January 1, 2000
to March 31, 2000                            -----------    -----------

Balance,
March 31, 2000                                   999,057    $       999
                                             ===========    ===========



   The accompanying notes are an integral part of these financial statements

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY CONTINUED
             ------------------------------------------------------


                                     Additional     Retained      Retained
                                      paid-in       Earnings      Earnings
                                      Capital      Restricted     Deficit
                                    -----------   -----------   -----------

Balance,
December 31, 1997                   $ 3,451,590   $   -11,157   $-3,467,959

September 21, 1998
issued shares in
stock trade                             -10,000

November 19, 1998
20:1 reverse stock
split                                   +18,979

November 19, 1999
shares issued from
rounding                                     -1

Net loss year ended
December 31, 1998                                                    -1,116
                                    -----------   -----------   -----------

Balance,
December 31, 1998                   $ 3,460,568   $   -11,157   $-3,469,075

Net loss year ended
December 31, 1999                                                    -6,115
                                    -----------   -----------   -----------

Balance,
December 31, 1999                   $ 3,460,568   $   -11,157   $-3,475,190

Changes in
Stockholders' Equity                     +3,667        +5,263        -5,263
                                    -----------   -----------   -----------

Net loss,
January 1, 2000
to March 31, 2000                                                    -2,848
                                    -----------   -----------   -----------

Balance,
March 31, 2000                      $ 3,464,235   $    -5,894   $-3,483,301
                                    ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements



                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------


                                    Jan.1,         Year          Year      Jan. 7, 1993
                                   2000, to       Ended         Ended      (inception)
                                   Mar. 31,      Dec. 31,      Dec. 31,    to Mar. 31,
                                     2000          1999          1998          2000
                                 -----------   -----------   -----------   -----------
Cash Flows from
Operating Activities
   Net Loss                      $    -2,848   $    -6,115   $    -1,116   $-3,489,195
   Adjustment to
   reconcile net loss
   to net cash
   to provided by operating
   activities                              0             0             0             0

Changes in Stockholders
   Equity                             +3,667             0             0        +3,667

Changes in assets and
Liabilities
   Increase in current
   liabilities                          -819        +6,115        +1,116       +23,961
                                 -----------   -----------   -----------   -----------

Net cash used in
Operating activities             $         0   $         0   $         0   $-3,461,567
                                 -----------   -----------   -----------   -----------

Cash Flows from
Investing activities                       0             0             0             0
                                 -----------   -----------   -----------   -----------

Cash Flows from
Financing Activities
   Issuance of common
   Stock                                   0             0             0    +3,461,567
                                 -----------   -----------   -----------   -----------

Net increase (decrease)
in cash                          $             $         0   $         0   $         0

Cash,
beginning of period                        0             0             0             0
                                 -----------   -----------   -----------   -----------
Cash,
end of period                    $         0   $         0   $         0   $         0
                                 ===========   ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
            March 31, 2000, December 31, 1999, and December 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Nature of Operations

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

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                     ---------------------------------------
            March 31, 2000, December 31, 1999, and December 31, 1998

NOTE B - ORGANIZATION OF COMPANY CONTINUED

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

         In June 1985, the Company conducted a public offering of 2,700,000 common shares for $1.25 per share. The underwriter was given warrants which are exercisable over a four year period beginning June, 1986 to purchase 270,000 common stock shares at $1.50 per share.

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

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                     ---------------------------------------
            March 31, 2000, December 31, 1999, and December 31, 1998

NOTE B - ORGANIZATION OF COMPANY (CONTINUED)

         On September 21, 1998, 10,000,000 shares of Radiation Disposal Systems, Inc. were traded for 1,000,000 authorized shares of Asset Technology International, Inc. The shares of Technology International, Inc., were cancelled. At the time of the stock exchange, Technology International, Inc., had no assets, liabilities or capital. The company was completely dormant.

         On October 13, 1998, The Saint James Company was incorporated under the laws of the State of Delaware. The purpose of the Corporation shall be to engage in any lawful activities.

         In November 1998, Radiation Disposal Systems, Inc. exchanged all of its outstanding shares with The Saint James Company. The effect is to change the name of Radiation Disposal Systems, Inc. into The Saint James Company, and to change the domicile from the State of North Carolina to the State of Delaware.

         On November 19, 1998, Radiation Disposal Systems, Inc., was granted an increase from 20,000,000 common shares par value $.001 authorized to 50,000,000 common shares when authorized par value $.001.

         On November 19, 1998, the Articles of Incorporation were amended to allow for a 20:1 reverse split of the common stock for Radiation Disposal Systems, Inc.

NOTE C - ACCRUED INTEREST PAYABLE AND INTEREST PAYABLE

         The Company has two judgments against it (See Note D) that requires interest to be paid on those judgments. The accrued interest payable represents the current year or period interest owed. The interest payable represents interest owed from prior years that has not been paid. Judgment #2 was fully satisfied on January 6, 2000.

NOTE D - JUDGMENTS PAYABLE (LITIGATION)

         Thomas Publishing Company holds a consent judgment dated May 5, 1995. The date of the interest, as stated in the judgment, is to start December 13, 1993.

         Sum of Judgment, 18% per annum                     $3,265.00
         Interest prior to December 13, 1993                $1,450.00
         Collection cost, 8% per annum                      $1,178.78
         ------------------------------------------------------------
         Total - Judgment  #1                               $5,893.78

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                     ---------------------------------------
            March 31, 2000, December 31, 1999, and December 31, 1998

NOTE D - JUDGMENTS PAYABLE (LITIGATION) CONTINUED

         McKinney & Moore, Inc., on February 13, 1993, received a judgment against the Company. This judgment was fully satisfied on January 6, 2000.

         Judgment, 10% per annum                                 $3,802.00
         Attorney's fees, 10% per annum                          $1,250.00
         Prejudgment, 10% per annum                              $  211.00
         ------------------------------------------------------------------
         Total - Judgment #2                                     $ 5,263.00



NOTE E - CAPITAL STOCK

         Preferred Stock, $.01 par value per share, 500,000 shares authorized. No shares issued and outstanding.

NOTE F - RETAINED EARNINGS RESTRICTED

         Retained earnings restricted represents the total judgments held against the Company. See Note D.

NOTE G - GOING CONCERN

         As shown on the financial statements, the Company has incurred losses of $3,489,195 from inception to March 31, 2000. The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE H - OFFICERS ADVANCES

         While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The company had no sales for the three months ended March 31, 2000, nor for fiscal years 1999 or 1998.

         Historically, the company has had few sales of machines and equipment utilizing the application of waste and water treatment technologies ("Ozone Technologies"), and, to date, the company has been unsuccessful in marketing machines and equipment that utilize the Ozone Technologies.

         The company has not been able to generate sales of its products, and consequently, the company has incurred and continues to incur substantial losses. The company experienced a net loss of $2,848 for the three months ended March 31, 2000.

         The company's financial statements for the corresponding three months of the previous year are incorporated by reference from the company's Form 10-Q for the three months ended March 31, 1999, filed January 11, 2000.

                                    LIQUIDITY

         The company had no significant cash change during the three months ended March 31, 2000, compared to the same period for 1999. At the three months ended March 31, 2000, and the three months ended March 31, 1999, the company had available cash of $0.

         Management of the company does not foresee significant commitments which will result in identifiable expenses in the company's immediate future.

         The company has not generated any revenues in the three months ended March 31, 2000. Because the company has no remaining funds, Management is operating the company on a severely curtailed basis. Without capital infusion, through a merger or change of the course of business, the company will have insufficient funds to cover operational expenses for the remainder of the fiscal year. Operational expenses were the cause of the net loss for the three months ended March 31, 2000, of $2,848, compared to $1,116 for the three months ended March 31, 1999.

                                CAPITAL RESOURCES

         Subsequent to September 30, 1995, and as of March 31, 2000, the company has had no significant expenditures for the purchase of materials, machinery and other testing equipment.

         The company is seeking additional capital through a merger with an existing operating company. However, no merger candidate is identified at this time. In order to meet operational expenses, the company has obtained a loan from Wayne Gronquist, an officer of the company, in the amount of $13,364 during the three months ended March 31, 2000. These funds are interest free.

                              RESULTS OF OPERATIONS

         Management does not know of any significant revenues or expenses that the company will incur during the remainder of the 2000 fiscal year. Management does not expect the company to sale waste disposal systems during the remainder of the 2000 fiscal year.

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


                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or of which any of the Company's property is the subject. However, the Company does have two outstanding judgments. The first judgment is in the amount of $5,893.78. The second judgment is in the amount of $5,263.00 and was fully satisfied on January 6, 2000.

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

         McKinney & Moore, Inc., filed a lawsuit against the Company for collection of a past due account in the total of $3,802, in the District Court of Henderson County, Texas. On February 25, 1983, McKinney & Moore, Inc., received a judgment to recover the debt, attorney fees of $1,250, prejudgment interest of $211, plus interest at 10% per annum from the date of Judgment until paid in full. The company satisfied this judgment in full on January 6, 2000.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS ON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit                                            Number
-------                                            ------

Articles of Incorporation                          3.1
                                                   Incorporated by reference
                                                   Form 10-Q, filed Jan.12, 2000
                                                   for the three months ended
                                                   March 31, 1999

Bylaws                                             3.2
                                                   Incorporated by reference
                                                   Form 10-Q, filed Jan.12, 2000
                                                   for the three months ended
                                                   March 31, 1999


Consent of Auditors                                15


Item 7.   SUBSEQUENT EVENTS

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Saint James Company

/s/  Wayne Gronquist                            May 22, 2000
------------------------------------------      ------------------------
     Wayne Gronquist                            Date
     President and Chief Executive Officer