Form 10KSB
period 2002-12-31
SAINT JAMES CO
filed 2004-02-05
CIK 758256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED 2002

                                     0-13738
                             Commission File Number

                             THE SAINT JAMES COMPANY
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                                  52-1426581
       --------                                                  ----------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

                               8723 Cambie Street.
                              Vancouver, BC V6P 3J9
                                 (604) 327-2008
                                 --------------
          (Address and Telephone Number of Principal Executive Offices)

        Securities registered pursuant to Section 12 (b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value.

Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on January 28, 2004 was $0.

The number of shares outstanding of the issuer's common stock as of January 28, 2004 was 7,999,057. Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

This annual report complies with the Securities Exchange Act disclosure requirements as of the due date of the original filing.

                                     PART 1

ITEM 1. BUSINESS

         Chem-Waste Corporation was incorporated on January 10, 1984 under the laws of the State of North Carolina. On July 19, 1984, Chem-Waste Corporation changed its name to Radiation Disposal Systems, Inc. On October 13, 1998, The Saint James Company (the "Company") was incorporated under the laws of the State of Delaware. On November 19, 1998 Radiation Disposal Systems, Inc. exchanged all of its outstanding shares for equal shares in The Saint James Company. The effect of this transaction was to change the name of the Company to The Saint James Company and to change the Company's state of domicile from North Carolina to Delaware. The Company re-entered the development stage on January 1, 1999 and is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

         From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials. However, due to heavy competition in the industry, the Company's business operations ceased in 1998.

         Effective August 11, 2003, the Company entered into a Reorganization Agreement with Funet Radio & Communications Corp. ("Funet") and with the majority stockholders of Funet, a divided company formed under the laws of the Republic of China (Taiwan). None of the stockholders of Funet were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 7,000,000 shares of its restricted common stock to the stockholders of Funet in reliance upon Regulation S under the Securities Act of 1933, which represent approximately 87.5% of the issued and outstanding shares of the common stock of the Company. This transaction closed on September 30, 2003.

         In order to minimize the shareholders' loss, the Company's Management sought a possible merger candidate or purchaser for the company. In 1997 and 1998, the Company's Management did not locate a merger candidate or purchaser. The board of directors in 1998 believed that the shareholders should elect different members for the 1999 board of directors. Management believed that the newly elected board of directors should include individuals experienced in locating merger candidates and purchasers for inactive companies. In the Proxy Statement for the Annual Meeting of Stockholders (1998), ("Proxy Statement 1998"), the board of directors suggested that the shareholders elect Messrs. Wayne Gronquist and Rudy De La Garza to the 1999 board of directors. Mr. De La Garza is familiar with structuring corporate mergers and acquisitions and Mr. Gronquist is a licensed Texas attorney.

         At the annual meeting of shareholders held on November 19, 1998, the shareholders elected Messrs. Wayne Gronquist and Rudy De La Garza to the board of directors. As compensation for their services, on November 19, 1998, the Company transferred ownership of 10,000,000 of the authorized, but unissued, the Company shares to an affiliated designee of Messrs. Gronquist and De La Garza, Assets Technologies International, Inc. ("Asset Technologies"). Neither Mr. Gronquist or Mr. De La Garza signed employment agreements with the company.

         In addition to the election of Rudy De La Garza and Wayne Gronquist to the board of directors at the annual meeting of shareholders on November 19, 1998, the shareholders of the Company also voted in favor of the following issues:

         o to reverse-split all outstanding shares of the Company common stock on a 20 to 1 basis, 20 outstanding shares for 1 new share;

         o to change the Company's name to The Saint James Company and to change the company's domicile from North Carolina to Delaware; and

         o to increase the Company's authorized number of shares of common stock from 20 million to 50 million shares.

CHANGE OF THE COMPANY'S NAME AND DOMICILE

         At the annual meeting in 1998, the Company shareholders voted to change the Company's name to The Saint James Company and to change the Company's domicile from North Carolina to Delaware. Proxy Statement 1998 states that the Company would effectuate the name and domicile change by creating a Delaware subsidiary, called The Saint James Company, into which the Company would subsequently merge. The Company incorporated The Saint James Company in Delaware, on October 13, 1998. The Articles of Incorporation for The Saint James Company authorize 50,000,000 shares of common stock and 500,000 shares of preferred stock. The incorporator elected Wayne Gronquist and Rudy De La Garza to serve on the initial board of directors for The Saint James Company. North Carolina corporate law allows a merger of a parent corporation into its subsidiary if the board of directors and the shareholders of the parent corporation approve a plan of merger. Proxy Statement 1998 contains the details of the merger and serves as the Company' plan of merger. The Company shareholders approved the actions described in Proxy Statement 1998 at the 1998 annual meeting. Under North Carolina law, shareholders approve an action if the votes cast favoring the action exceed the votes cast opposing the action. Over fifty percent (50%) of the shareholders of the Company approved the plan of merger.

         Delaware corporate law allows a merger of a foreign parent corporation into its Delaware subsidiary if the Board of Directors approve the merger, the merger complies with the laws of the state of incorporation for the parent company, and the merged entity files a Certificate of Merger with Delaware's Secretary of State. Both North Carolina and Delaware corporate law require the filing of Articles of Merger, or the equivalent thereof, with the Secretary of State to effectuate a merger. Management believed that the Company's attorneys completed all corporate formalities to effectuate the merger on October 13, 1998. After October 13, 1998, the Company Management performed all corporate business and transactions under the name The Saint James Company. However, the required Articles of Merger were not filed. The Company and The Saint James Company remained two separate companies as of December 31, 2002.

         In order to effectuate the merger, Proxy Statement 1998 states that at the time of a successful merger, the Company shareholders would receive one share of The Saint James Company for every share of the Company stock owned. Based upon Management's inaccurate belief that the two companies were successfully merged together and that The Saint James Company was the surviving corporation, the Company issued The Saint James Company share certificates to the Company shareholders and canceled the shareholders' certificates representing ownership of the Company common stock. The Company shareholders received one share of The Saint James Company for every the Company share owned. Management plans to reissue the Company shares as soon as practical and cancel The Saint James Company shares wrongfully issued.

REVERSE STOCK SPLIT

         At the annual meeting in 1998, the Company shareholders voted to effectuate a reverse stock split on a 20:1 basis, in which shareholders would receive one share of the Company stock for every 20 shares previously owned. Proxy Statement 1998 states that the reverse stock split should take place as soon as practical after the meeting date. The occurrence of the reverse stock split was not dependent upon a successful merger of the Company and The Saint James Company. The board of directors effectuated the reverse stock split on October 13, 1998.

INCREASE OF THE COMPANY SHARES

         At the annual meeting of shareholders in 1998, the Company shareholders voted to increase the number of the Company's authorized shares from 20 million to 50 million shares. Proxy Statement 1998 stated that the Company Management could effectuate the increase whenever the action was practical. As of December 31, 2002, the share increase has not occurred. The Company Management plans to effectuate the increase before filing Articles of Merger with the North Carolina Secretary of State in order to merge the Company with The Saint James Company.

DIRECTORS AND OFFICERS

         Rudy De La Garza resigned from the Board of Directors and from his position as President and Chief Executive Officer of the Company on January 1, 1999. Wayne Gronquist resigned as Executive Vice President of the Company and became President of the Company on January 1, 1999. Mr. Gronquist was the Secretary of the Company and the sole member of the Board of Directors.

         In 2002, Management considered various restructuring techniques to maximize shareholder profits. Some options Management considered included a merger or a possible sale of the Company's stock. Management located no suitable merger candidates or purchasers in 2002.

                        NARRATIVE DESCRIPTION OF BUSINESS

         GENERALLY. The Company does not currently have active business operations, other than Management's search to find a potential purchaser or merger candidate for the corporation. The Company is a development stage company. The Saint James Company is a development stage company. The only operations of The Saint James Company are the corporate actions which the Company's Management intended to be the actions of the Company. The Company does not have any assets.

         EMPLOYEES. Wayne Gronquist is the President and Secretary of the Company. Mr. Gronquist does not currently receive compensation for serving as an officer of the Company or otherwise. The Company does not have any employees.

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

         REPORTS. The Company did not send an annual report to its security holders in 2002 because it lacked the funds necessary to pay the professional, copying and postage fees related to such annual reports. It is Management's intent that the Company will send audited yearly financial reports, completed by an independent public or certified public accountant, to its shareholders as soon as financially practical.

ITEM 2. PROPERTIES

         The Company has no owned or leased property.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of the Company's property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during 2002.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock
currently trades on the over-the-counter market or any national exchange. Due to lack of trading, no bid and asked closing prices per share for the Company's common stock for any quarterly period in 2002 are available.

         The Company has not been in a financial position to pay dividends since its inception and because of its continuing losses from operations and the substantial depletion of cash reserves, the Company has no plans to pay dividends in the future.

         The Company has not sold securities within the past three years which were not registered under the Securities Act. In September 1998, the Company transferred 10,000,000 shares to an affiliate of Messrs. Gronquist and De La Garza as compensation for their services on the Board of Directors, as described above. This transaction is exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933 because it is a completely private transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information should be read in conjunction with the Company's Financial Statements, including the notes thereto, contained as an exhibit herein.

         Management's Discussion and Analysis of Financial Condition and Results of Operations reports on the activities of the Company, although the Company performed all corporate actions in 2002 under the name of The Saint James Company and all the Company shareholders hold certificates of The Saint James Company instead of the Company, as described above. Management intends to resolve both of these problems as soon as practical.

         The Company has no assets in 2002, 2001 and 2000. The Company has a net loss of $3,632 for the year ended December 31, 2002, $3,700 for 2001 and $30,473 for 2000. Currently, management does not anticipate any circumstances in which the Company will produce revenues or acquire assets. Management is seeking a potential merger candidate or purchaser for the Company to minimize the shareholders' loss.

         For the year ended December 31, 2002, the Company has general and administrative expenses of $3,632 compared to $3,700 for 2001.

FINANCIAL CONDITION AND LIQUIDITY

         The Company has no cash assets. The Company has had a minimal amount of cash since 1995.

         The Company is unable to currently estimate the cost of any necessary compliance with applicable governmental regulations for any problems that may be encountered for its previous business of treating contaminated insoluble organic materials. The Company Management does not know of any problems related to the Company's previous business.

         The Company does not anticipate spending money for hiring employees. There have been no significant expenditures for property or other equipment or assets since January 1, 1998.

         During 1997, the Company continued to take steps to reduce its operating expenses and to severely curtail its operations in an attempt to conserve its remaining limited financial resources. However, at December 31, 1997, the Company's financial resources were almost completely exhausted. Because of its extremely weak financial condition, the Company did not hold an annual meeting of shareholders in 1997 or years 1999 - 2002, as the estimated cost of such meetings would exhaust its remaining financial resources and cause the Company to go further into debt. In addition, the Company did not include audited financial statements in its 1997 Form 10-K because the estimated expense of such compliance with the Securities and Exchange Act of 1934 would exhaust the Company's remaining financial resources for that year.

         In 2002, the Company suffered the same economic hardships as it has since 1997. However, in 2003, the Company has merged with a financially stable company.

CAPITAL RESOURCES

         The Company has no capital resources at the year ended 2002.

CRITICAL ACCOUNTING POLICIES

         The Plan of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accrued judgments and other liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 7. FINANCIAL STATEMENTS

         See financial statements starting on Page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company terminated the client-auditor with relationship between itself and Barry L Friedman as the Company's independent auditor. The Company engaged Stonefield Josephson, Inc. ("Stonefield") as its independent auditors for the fiscal year ending December 31, 2002. The decision to engage Stonefield was approved by the Board of Directors of the Company. Barry L. Friedman reported on the financial statements of the Company for fiscal year 1996 did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, the report was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. There were no disagreements with Friedman regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its report. There were no reportable events as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

         The Company engaged Stonefield Josephson, Inc. as its new independent accountants. The Company did not consulted with Stonefield Josephson, Inc. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)
(1) (iv) of Regulation S-K and the related instructions to Item 304 of the Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)
(1) (iv) of Regulation S-K.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         All Directors are elected each year by the shareholders of the Company's at its annual meeting normally held in November. In 2002, the Company did not have an annual meeting because of the lack of funds to cover the costs of such meeting. Wayne Gronquist, elected by the shareholders at the 1998 annual meeting, served in 2002 as the sole Director of the Company. Each Director holds office until his death, resignation, retirement, removal disqualification, or until his successor is elected and qualified.

         Rudy De La Garza resigned from the Board of Directors and from his position as President and Chief Executive Officer of the Company on January 1, 1999. Wayne Gronquist resigned as Executive Vice President of the Company and became President and Secretary of the Company on January 1, 1999.

         The Sole Officer and Director of the Company, as of December 31, 2002, is as follows:

     Name                 Term of Office        Age            Position
     ----                 --------------        ---            --------

     Wayne Gronquist          1998              62       President, Secretary,
                                                          and Director

         WAYNE GRONQUIST. Mr. Gronquist is the sole member of the Board of Directors, President and Secretary of the Company. He is also the sole member of the Board of Directors, President and Secretary of The Saint James Company. Mr. Gronquist is an attorney with 26 years experience as corporate counsel and advisor for various privately held corporations. Mr. Gronquist owns a private law practice, Wayne Gronquist, P.C., in Austin, Texas, which he has owned since 1971. The operation of his law practice is Mr. Gronquist's principal occupation. During this period, he focused his practice on corporate structuring, business, financial, family and estate planning. Mr. Gronquist has not held an office or served on the Board of Directors of any other corporation, besides his personal law practice, prior to his service for the Company and The Saint James Company. Mr. Gronquist has not filed a Form 3, 4 or 5 to disclose his position as Trustee for First Dominion's the Company shares. Mr. Gronquist indicated to the Company that he will file a Form 5 to disclose such information as soon as practical.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation for the Directors and Executive Officers of the Company for the year ended December 31, 2002:

                                     Annual Compensation                   Long-Term Compensation

                                                                        Awards            Payouts

          Name                                        Other      Restricted   Securities
          And                                        Annual        Stock      Underlying     LTIP      All Other
       Principal                  Salary   Bonus   Compensation   Award(s)   Options/SARs   Payouts   Compensation
        Position          Year     ($)      ($)        ($)          ($)          (#)          ($)          ($)
          (a)              (b)     (c)      (d)        (e)          (f)          (g)          (h)          (j)
Wayne Gronquist,          2002     $0       $0         $0           $0           $0           $0            $0
Director, President,
Secretary

         Mr. Gronquist has never received any

              o      stock options
              o      stock appreciation rights
              o      long-term incentive plan awards

or any other type of compensation and there are no employment contracts or other arrangements from the Company to provide for compensation to Mr. Gronquist. Mr. Gronquist serves on the Board of Directors and as an officer of the Company and The Saint James Company at the request of First Dominion, a 25.59% owner of the outstanding the Company shares. First Dominion is a client of Mr. Gronquist's law firm, Wayne Gronquist, P.C. Mr. Gronquist received
$0 from First Dominion for work performed in 2002. The work performed for First Dominion is unrelated to the business of the Company. Mr. Gronquist charges his regular hourly rate for all work performed for First Dominion. Mr. Gronquist does not receive any compensation for acting as the Trustee for First Dominion's the Company shares.

         Mr. Gronquist did not receive cash compensation in excess of $60,000 for the year ended December 31, 2002 or 2001.

         Other than as set forth herein, no remuneration of any nature has been paid for or on account of the services rendered by a Director in such capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2002, the number of shares of the Company's outstanding Common Stock owned beneficially by (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of such stock, (ii) each Director of the Company and (iii) each Executive Officer.


               NAME AND ADDRESS OF                       AMOUNT AND NATURE OF            PERCENTAGE OF
                 BENEFICIAL OWNER                      BENEFICIAL RELATIONSHIP      OUTSTANDING COMMON STOCK
JonRuco Corporation(1)                                         250,000                        25.59%
18026 Circa Azul Drive
San Antonio, Texas  78259

Wayne Gronquist, Trustee(2)                                    250,000                        25.59%
First Dominion Financial Group, Inc.3
1104 Nueces Street
Austin, Texas  78701-2128

Steven M. Kane                                                 100,755                        10.09%
4013 Walnut Clay Road
Austin, Texas  78731-3934

Seth Kane                                                       62,253                        6.23%
23 Circle Drive
Belmont, NC 28012

Ross A. Kane                                                    62,253                        6.23%
6115 Hickory Forest Drive
Charlotte, NC  28277

Officers and Directors as a Group(4)                           250,000                        25.59%

TOTAL                                                                                         74.56%

(1)      The DeLaGarzas have the same address as JonRuco Corporation.

(2) Wayne Gronquist is the sole Director, President and Secretary of the Company.

(3) Chris Johnson owns 99% of First Dominion Financial Group, Inc. Mr. Johnson's address is 7172 Hawthorne, Los Angeles, CA 90056.

(4) Wayne Gronquist is the only Officer and sole Director of the Company. Mr. Gronquist has indirect beneficial ownership of the shares because he is the Trustee for First Dominion's the Company shares.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The Company received a cash advance from First Dominion, owner of over 25% of the Company's outstanding common stock, on or about October 1999 and continues to receive cash advances for expenses. The Company used this money to pay for general and administrative expenses in 2002, such as accountant and attorney's fees. The loans are interest free.

         Mr. Gronquist serves on the Board of Directors and as an officer of the Company and The Saint James Company at the request of First Dominion, a 25.59% owner of the outstanding the Company shares. First Dominion is a client of Mr. Gronquist's law firm, Wayne Gronquist, P.C. Mr. Gronquist received
$0 from First Dominion for work performed in 2002. The work performed for First Dominion is unrelated to the business of the Company. Mr. Gronquist charges his regular hourly rate for all work performed for First Dominion. Mr. Gronquist does not receive any compensation for acting as the Trustee for First Dominion's the Company shares.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS.

          Exhibits.

           DOCUMENT                      EXHIBIT NUMBER

Articles of Incorporation & Amendments     3.1

                                           Reference is made to Exhibit 3.1 of
                                           the Company's Form 10-K (Commission
                                           File No. 0-13738) for the year ended
                                           December 31, 1998, which is hereby
                                           incorporated herein.

Bylaws, as Amended                         3.2

                                           Reference is made to Exhibit 3.1 or
                                           3.2 of the Company's Form 10-K
                                           (Commission File No. 0-13738) for the
                                           year ended December 31, 1998, which
                                           is hereby incorporated herein.

Certification of the Chief Executive       99.1
Officer and Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act
of 2002

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE SAINT JAMES COMPANY

Date:  February 3, 2004                        By: /s/ Chih-Chang Chang
                                                   -----------------------------
                                                   Chih-Chang Chang
                                                   Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date

/s/ Chih-Chang Chang
----------------------------
Name: Chih-Chang Chang            CEO                           February 3, 2004

                                 CERTIFICATIONS

I, Chih-Chang Chang, certify that:

1.       I have reviewed this annual report on Form 10-KSB of The Saint James
         Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2004

                                   /s/ Chih-Chang Chang
                                   ---------------------------------------------
                                   Chih-Chang Chang,
                                   Chief Executive Officer (principal Executive
                                   and Financial and Accounting Officer)

                                      INDEX

                                                                            Page

INDEPENDENT AUDITORS' REPORT

     Report on audited financial statements                                  F-1

FINANCIAL STATEMENTS

     Balance Sheet as of December 31, 2002                                   F-2

     Statements of Operations for the Years Ended
        December 31, 2001 and 2002 and the Period
        From January 1, 1999 to December 31, 2002                            F-3

     Statement of Stockholders' Equity for the Period From
        January 1, 1999 to December 31, 2002                                 F-4

     Statements of Cash Flows for the Years Ended
        December 31, 2001 and 2002 and the Period From
        January 1, 1999 to December 31, 2002                                 F-5

     Notes to Financial Statements                                           F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board Of Directors And Stockholders Of
The Saint James Company


We have audited the accompanying balance sheet of The Saint James Company, (A Development Stage Company), as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002 and the cumulative period from January 1, 2001 to December 31, 2002. The cumulative period January 1, 1999 (development stage) to December 31, 2000 was audited by other auditors whose report, dated January 4, 2000, is not included in these financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Saint James Company as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and the cumulative period from January 1, 2001 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the ability to raise capital and the satisfaction of liabilities in the normal course of business. The Company has no source of revenue, incurred a net loss of $4,314 during 2002 and had an accumulated deficit of $3,517,713. The Company had a negative working capital of $56,146 at December 31, 2002. Cash flows used for operations amounted to $4,332 for the year ended December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern unless the Company enters into a significant revenue-bearing contract. Management is currently seeking additional equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


/s/Stonefield Josephson, Inc.


Stonefield Josephson, Inc.
Certified Public Accountants
Santa Monica, California
January 12, 2004

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                                  Balance Sheet

                                                                    DECEMBER 31,
                                                                        2002
                                                                    ------------

                                     ASSETS

Total assets                                                        $        --
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Advances from related parties                                  $    43,207
     Accrued interest                                                     7,045
     Accrued judgment                                                     5,894
                                                                    ------------
Total current liabilities                                                56,146
                                                                    ------------

Commitment and contingencies                                                 --

Stockholders' deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; 0 issued and outstanding                          --
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 999,057 issued and outstanding                   999
     Additional paid-in capital                                       3,460,568
     Deficit accumulated during development stage                    (3,517,713)
                                                                    ------------
Total stockholders' deficit                                             (56,146)
                                                                    ------------
Total liabilities and stockholders' deficit                         $        --
                                                                    ============

   The accompanying notes are an integral part of these financial statements


                                THE SAINT JAMES COMPANY
                             (A Development Stage Company)
                                Statements of Operations
                                                                        Development Stage
                                                                          January 1,
                                          Year Ended       Year Ended       1999 to
                                          December 31,     December 31,   December 31,
                                              2001            2002            2002
                                          -------------   -------------   -------------
Sales                                     $         --    $         --    $         --
Cost of Sales                                       --              --              --
                                          -------------   -------------   -------------
Gross profit                                        --              --              --

Operating expenses
     Research and development                       --              --              --
     General and administrative                  3,700           3,632          43,920
                                          -------------   -------------   -------------
Total operating expenses                         3,700           3,632          43,920
                                          -------------   -------------   -------------

Loss from operation                             (3,700)         (3,632)        (43,920)
                                          -------------   -------------   -------------

Other income (expense)
     Interest income                                --              --              --
     Other income                                   --              --           8,485
     Interest expense                             (682)           (682)         (2,046)
                                          -------------   -------------   -------------
Total other income (expense)                      (682)           (682)          6,439
                                          -------------   -------------   -------------

Income before taxes                             (4,382)         (4,314)        (37,481)

Provision for taxes                                 --              --              --
                                          -------------   -------------   -------------

Net loss                                  $     (4,382)   $     (4,314)   $    (37,481)
                                          =============   =============   =============

Net loss per shares - basic and diluted   $      (0.00)   $      (0.00)   $      (0.04)
                                          =============   =============   =============

Weighted average shares outsanding             999,057         999,057         999,057
                                          =============   =============   =============

       The accompanying notes are an integral part of these financial statements

                                      F-3


                                              THE SAINT JAMES COMPANY
                                           (A Development Stage Company)
                                         Statement of Stockholders' Deficit
                                                                                         Deficit
                                                  Common Stock                         Accumulated
                             Convertible    ---------------------------  Additional      During
                              Preferred                                    Paid-in     Development
                                Stock          Shares        Amount        Capital        Stage          Total
                             ------------   ------------   ------------  ------------  ------------   ------------

Balance, December 31, 1998   $        --        999,057    $       999   $ 3,460,568   $(3,480,232)   $   (18,665)

Net loss                          (6,115)        (6,115)
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 1999            --        999,057            999     3,460,568    (3,486,347)       (24,780)

Net loss                         (22,670)       (22,670)
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 2000            --        999,057            999     3,460,568    (3,509,017)       (47,450)

Net loss                          (4,382)        (4,382)
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 2001            --        999,057            999     3,460,568    (3,513,399)       (51,832)

Net loss                          (4,314)        (4,314)
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 2002   $        --        999,057    $       999   $ 3,460,568   $(3,517,713)   $   (56,146)
                             ============   ============   ============  ============  ============   ============

                     The accompanying notes are an integral part of these financial statements

                                                        F-4


                                      THE SAINT JAMES COMPANY
                                   (A Development Stage Company)
                                     Statements of Cash Flows
                                                                                  Development Stage
                                                                                      January 1,
                                                     Year Ended       Year Ended       1999 to
                                                     December 31,     December 31,   December 31,
                                                        2001            2002            2002
                                                    -------------   -------------   -------------
Cash flows from operating activities
    Net loss                                        $     (4,382)   $     (4,314)   $    (37,481)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                        --              --              --
         Gain on settlement of judgment                       --              --          (8,485)
         Loss on abandoned property and equipment             --              --              --
         Book value of machiney included in                   --
           cost of sales                                      --
         Increase in accrued interest                        682             682           2,045
         Increase in accounts payable                        700            (700)             --
                                                    -------------   -------------   -------------
Net cash used in operating activities                     (3,000)         (4,332)        (43,921)
                                                    -------------   -------------   -------------

Cash flow from investing activities
    Purchase of property and equipment                        --              --              --
    Cost incurred for purchase and protection                 --
      of patent rights                                        --              --              --
    Cost of organization expense                              --              --              --
                                                    -------------   -------------   -------------
Net cash used in investing activities                         --              --              --
                                                    -------------   -------------   -------------

Cash flows from financing activities
    Advances from related parties                          3,000           4,332          43,207
    Proceeds from the issuance of common stock                --              --              --
    Offering costs                                            --              --              --
    Issuance of notes payable                                 --              --              --
    Payment on notes payable                                  --              --              --
                                                    -------------   -------------   -------------
Net cash provided by financing activities                  3,000           4,332          43,207
                                                    -------------   -------------   -------------

Net increase in cash                                          --              --            (714)

Cash at beginning of period                                   --              --             714
                                                    -------------   -------------   -------------
Cash at end of period                               $         --    $         --    $         --
                                                    =============   =============   =============

             The accompanying notes are an integral part of these financial statements

                                               F-5

                             THE SAINT JAMES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND LINE OF BUSINESS
         ---------------------------------

         Chem-Waste Corporation was incorporated on January 10, 1984 under the laws of the State of North Carolina. On July 19, 1984, Chem-Waste Corporation changed its name to Radiation Disposal Systems, Inc. On October 13, 1998, The Saint James Company (the "Company") was incorporated under the laws of the State of Delaware. On November 19, 1998 Radiation Disposal Systems, Inc. exchanged all of its outstanding shares for equal shares in The Saint James Company. The effect of this transaction was to change the name of the Company to The Saint James Company and to change the Company's state of domicile from North Carolina to Delaware. The Company re-entered the development stage on January 1, 1999 and is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

         From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials. However, due to heavy competition in the industry, the Company's business operations ceased in 1998. The Company does not currently have active business operations, other than its search to find a potential purchaser or merger candidate.

         BASIS OF PRESENTATION
         ---------------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no operations and has not established a source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

         Management intends to actively pursue merger candidates that have ongoing operations and a source of revenue.

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company estimates the recoverability of these assets by using undiscounted cash flows based on future operating activities. Actual results could differ from these estimates.

                             THE SAINT JAMES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         COMPREHENSIVE INCOME
         --------------------

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2002 and 2001, the Company has no items that represent other comprehensive income and, accordingly, has not included a Schedule of Comprehensive Income in the financial statements.

         INCOME TAXES
         ------------

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         LOSS PER SHARE
         --------------

         In accordance with SFAS No. 128, "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potentially dilutive securities.

                             THE SAINT JAMES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         ADVERTISING COSTS
         -----------------

         Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2002 and 2001.

         SEGMENT REPORTING
         -----------------

         Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2002 and 2001, the Company had no revenue.

         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of WHEN-ISSUED securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

                             THE SAINT JAMES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED
         ----------------------------------------

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

         In December 2003 the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2003. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

                             THE SAINT JAMES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2 - INCOME TAXES

         The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2002 and 2001 is as follows:

                                                    2002               2001
                                               --------------     -------------

         Federal income tax rate                       34.0%             34.0%
         Effect of net operating loss                 (34.0)%           (34.0)%
                                               --------------     -------------
         Effective income tax rate                      0.0%              0.0%
                                               ==============     =============

         Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:

         Loss carry forwards                                      $  1,156,000
         Less valuation allowance                                   (1,156,000)
                                                                  -------------
                                                                  $          -
                                                                  =============

         At December 31, 2002 and 2001, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. Net operating loss carry forwards of approximately $3,400,000 began to expire in 1999 of which $2,700,000 are still available as of December 31, 2002.

NOTE 3 - RELATED PARTY TRANSACTIONS

         As of December 31, 2002, certain related parties advanced the Company $43,207 to pay for certain costs incurred by the Company. The advances are non-interest bearing and are payable upon demand.

NOTE 4 - ACCRUED JUDGMENTS AND ACCRUED INTEREST

         Accrued judgment represents an amount due to a creditor under a default judgment dated February 11, 1993. The accrued interest represents accrued interest at a rate of 18% per annum on this unpaid judgment.

                             THE SAINT JAMES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 5 - SUBSEQUENT EVENT

         Effective August 11, 2003, the Company entered into a Reorganization Agreement with Funet Radio & Communications Corp. ("Funet") and with the majority stockholders of Funet, a divided company formed under the laws of the Republic of China (Taiwan). None of the stockholders of Funet were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 7,000,000 shares of its restricted common stock to the stockholders of Funet in reliance upon Regulation S under the Securities Act of 1933, which represent approximately 87.5% of the issued and outstanding shares of the common stock of the Company. This transaction closed on September 30, 2003.