Form 10QSB
period 2003-06-30
SAINT JAMES CO
filed 2004-02-05
CIK 758256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-13738
                            (Commission file number)

                             THE SAINT JAMES COMPANY
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                    52-1426581
      (State or other jurisdiction                         (IRS Employer
    of incorporation or organization)                   Identification No.)

                8723 CAMBIE STREET, VANCOUVER, BC, CANADA V6P 3J9
                    (Address of principal executive offices)

                                 (604) 327-2008
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 3, 2004 - 7,999,057 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             THE SAINT JAMES COMPANY
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                             3

Item 1.    Financial Statements                                              3

           Balance Sheet as of June 30, 2003 (unaudited)                     3

           Statements of Operations for the three and six
           months ended June 30, 2003 and 2002 and the period from
           January 1, 1999 to June 30, 2003 (unaudited)                      4

           Statement of Stockholders' Deficit for the period
           from December 31, 1998 to June 30, 2003 (unaudited)               5

           Statements of Cash Flows for the six
           months ended June 30, 2003 and 2002 and the period from
           January 1, 1999 to June 30, 2003 (unaudited)                      6

           Notes to Financial Statements (unaudited)                        7-9

Item 2.    Management's Discussion and Analysis or Plan of Operation        10

Item 3.    Controls and Procedures                                          10

PART II.   OTHER INFORMATION                                                11

Item 1.    Legal Proceedings                                                11

Item 2.    Change in Securities                                             11

Item 3.    Defaults Upon Senior Securities                                  11

Item 4.    Submission of Matters to a Vote of Security Holders              11

Item 5.    Other Information                                                11

Item 6.    Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                  12

This quarterly report complies with the Securities Exchange Act disclosure requirements as of the due date of the original filing.


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             THE SAINT JAMES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (UNAUDITED)


                                                                   JUNE 30, 2003
                                                                   -------------

                                     ASSETS

                                                                    ------------
Total assets                                                        $        --
                                                                    ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                               $       777
     Advances from related parties                                       53,003
     Accrued interest                                                     7,386
     Accrued judgment                                                     5,894

                                                                    ------------
Total current liabilities                                                67,060
                                                                    ------------

Commitment and contingencies                                                 --

Stockholders's deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; 0 issued and outstanding                          --
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 999,057 issued and outstanding                   999
     Additional paid-in capital                                       3,460,568
     Deficit accumulated during development stage                    (3,528,627)
                                                                    ------------
Total stockholders' deficit                                             (67,060)
                                                                    ------------
Total liabilities and stockholders' deficit                         $        --
                                                                    ============

               See accompanying notes to the financial statements.

                                                       THE SAINT JAMES COMPANY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENT OF OPERATIONS
                                                             (UNAUDITED)

                                                                                                                       DEVELOPMENT
                                                                                                                         STAGE -
                                           THREE MONTHS       THREE MONTHS        SIX MONTHS        SIX MONTHS          JANUARY 1,
                                              ENDED               ENDED              ENDED             ENDED             1999 TO
                                             JUNE 30,            JUNE 30,           JUNE 30,          JUNE 30,         DECEMBER 31,
                                               2003               2002               2003              2002                2002
                                          --------------     --------------     --------------     --------------     --------------
Sales                                     $          --      $          --      $          --      $          --      $          --
Cost of Sales                                        --                 --                 --                 --                 --
                                          --------------     --------------     --------------     --------------     --------------

Gross profit                                         --                 --                 --                 --                 --

Operating expenses
      General and administrative                    978                288             10,546                288             54,466
                                          --------------     --------------     --------------     --------------     --------------
Total operating expenses                            978                288             10,546                288             54,466
                                          --------------     --------------     --------------     --------------     --------------

Loss from operation                                (978)              (288)           (10,546)              (288)           (54,466)
                                          --------------     --------------     --------------     --------------     --------------

Other income (expense)
      Other income                                   --                 --                 --                 --              8,485
      Interest expense                             (193)                --               (368)                --             (2,414)
                                          --------------     --------------     --------------     --------------     --------------
Total other income (expense)                       (193)                --               (368)                --              6,071
                                          --------------     --------------     --------------     --------------     --------------

Income before taxes                              (1,171)              (288)           (10,914)              (288)           (48,395)

Provision for taxes                                  --                 --                 --                 --                 --
                                          --------------     --------------     --------------     --------------     --------------

Net loss                                  $      (1,171)     $        (288)     $     (10,914)     $        (288)     $     (48,395)
                                          ==============     ==============     ==============     ==============     ==============

Net loss per shares - basic and diluted   $       (0.00)     $       (0.00)     $       (0.01)     $       (0.00)     $       (0.05)
                                          ==============     ==============     ==============     ==============     ==============

Weighted average shares outstanding             999,057            999,057            999,057            999,057            959,609
                                          ==============     ==============     ==============     ==============     ==============

                                         See accompanying notes to the financial statements.

                                                                 4


                                              THE SAINT JAMES COMPANY
                                           (A Development Stage Company)
                                        Statement of Stockholders' Deficit
                                                  COMMON STOCK                          DEFICIT
                                            ---------------------------               ACCUMULATED
                             CONVERTIBLE                                 ADDITIONAL      DURING
                              PREFERRED                                    PAID-IN     DEVELOPMENT
                                STOCK          SHARES        AMOUNT        CAPITAL        STAGE          TOTAL
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 1998   $        --        999,057    $       999   $ 3,460,568   $(3,480,232)   $   (18,665)

Net loss                                                                                    (6,115)        (6,115)
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 1999            --        999,057            999     3,460,568    (3,486,347)       (24,780)

Net loss                                                                                   (22,670)       (22,670)
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 2000            --        999,057            999     3,460,568    (3,509,017)       (47,450)

Net loss                                                                                    (4,382)        (4,382)
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 2001            --        999,057            999     3,460,568    (3,513,399)       (51,832)

Net loss                                                                                    (4,314)        (4,314)
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, December 31, 2002            --        999,057            999     3,460,568    (3,517,713)       (56,146)

Net loss (unaudited)                                                                       (10,914)       (10,914)
                             ------------   ------------   ------------  ------------  ------------   ------------
Balance, June 30, 2003       $        --        999,057    $       999   $ 3,460,568   $(3,528,627)   $   (67,060)
                             ============   ============   ============  ============  ============   ============


                                      THE SAINT JAMES COMPANY
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                      DEVELOPMENT
                                                                                        STAGE -
                                                   SIX MONTHS        SIX MONTHS        JANUARY 1,
                                                     ENDED             ENDED            1999 TO
                                                    JUNE 30,          JUNE 30,          JUNE 30,
                                                      2003              2002              2003
                                                 -------------     -------------     -------------
Cash flows from operating activities
    Net loss                                     $    (10,914)     $       (288)     $    (48,395)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                      --                --                --
        Gain on settlement of judgment                     --                --            (8,485)
        Increase in accrued interest                      341                --             2,386
        Increase in accounts payable                      777                --               777

                                                 -------------     -------------     -------------
Net cash used in operating activities                  (9,796)             (288)          (53,717)
                                                 -------------     -------------     -------------

Cash flows from financing activities
    Advances from related parties                       9,796               288            53,003

                                                 -------------     -------------     -------------
Net cash provided by financing activities               9,796               288            53,003
                                                 -------------     -------------     -------------

Net increase in cash                                       --                --              (714)

Cash at beginning of period                                --                --               714

                                                 -------------     -------------     -------------
Cash at end of period                            $         --      $         --      $         --
                                                 =============     =============     =============

                        See accompanying notes to the financial statements.

                                                 6

                             THE SAINT JAMES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company has no potentially dilutive securities.

                             THE SAINT JAMES COMPANY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2003, a certain related parties advanced the Company $53,003 to pay for certain costs incurred by the Company. The advances are non-interest bearing and are payable upon demand.

NOTE 4 - ACCRUED JUDGMENTS AND ACCRUED INTEREST

Accrued judgment represents an amount due to a creditor under a default judgment dated February 11, 1993. The accrued interest represents accrued interest at a rate of 18% per annum on this unpaid judgment.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                             THE SAINT JAMES COMPANY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, CONTINUED

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

NOTE 6 - SUBSEQUENT EVENT

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion and analysis should be read in conjunction with the our financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

We had no assets at June 30, 2003. We incurred a net loss of $10,914 for the six months ended June 30, 2003. Currently, management does not anticipate any circumstances in which we will produce revenues or acquire assets. Management is seeking a potential merger candidate or purchaser for us to minimize the shareholders' loss.

For the six months ended June 30, 2003, we incurred general and administrative expenses of $10,546 compared to $288 for the same period in 2002. The increase was due to legal fees associated with seeking a merger candidate.

FINANCIAL CONDITION AND LIQUIDITY

We have no cash assets. We have had a minimal amount of cash assets since 1995. We are unable to currently estimate the cost of any necessary compliance with applicable governmental regulations for any problems that may be encountered for our previous business of treating contaminated insoluble organic materials. Management does not know of any problems related to our previous business. We do not anticipate spending money for hiring employees. There have been no significant expenditures for property or other equipment or assets since January 1, 1998.

CAPITAL RESOURCES

We had no capital resources at June 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective, with some weaknesses in internal control due to limited personnel, significant change in senior management and current negotiations with a senior creditor. Except as discussed above, there were no other significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of the Company's property is the subject.


ITEM 2.    CHANGE IN SECURITIES

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.    OTHER INFORMATION

None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

------------------- ------------------------------------------------------------
    REGULATION
    S-B NUMBER                              EXHIBIT
------------------- ------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification
------------------- ------------------------------------------------------------
       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------- ------------------------------------------------------------


(b)      Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE SAINT JAMES COMPANY



February 3, 2004                             By:  /s/      Chih-Chang Chang
                                                -------------------------------
                                                    Chih-Chang Chang, CEO