Form 10QSB
period 2005-03-31
Saint James CO
filed 2007-12-19
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-13738
                            (Commission file number)

                             THE SAINT JAMES COMPANY
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

        NORTH CAROLINA                                         52-1426581
           --------                                           ----------
(State or Other Jurisdiction                                (IRS Employer
of Incorporation or Organization)                          Identification No.)

             4505 Las Virgenes Road, Suite 210, Calabasas, CA 91302
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 739-5696
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A

(Former  Name,  Former  Address and Former  Fiscal Year,  If Changed  Since Last
Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes [ ] No [X]

State the number of shares outstanding of each of the issue's classes of common equity, as of the latest practicable date:

As of December 7, 2007, there were 11,999,057 shares of the registrant's sole class of common shares outstanding..

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]



                             THE SAINT JAMES COMPANY
                                      Index

                                                                                               Page
                                                                                              Number
                                                                                              ------

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements                                                                  3

           Balance Sheet as of March 31, 2005 (unaudited)                                        3

           Statements  of  Operations  for the three months ended March 31, 2005 and 2004 and the period from January 1, 1999 to March 31, 2005
          (unaudited)                                                                            4

           Statement of Stockholders' Deficit for the period from January 1,
           1999 to March 31, 2005 (unaudited)                                                    5

           Statements  of Cash Flows for the three  months  ended March 31, 2005 and 2004 and the period from January 1, 1999 to March 31, 2005
           (unaudited)                                                                           6

           Notes to Financial Statements (unaudited)                                             7

Item 2.    Management's Discussion and Analysis or Plan of Operations                           10

Item 3.    Controls and Procedures                                                              10

PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits                                                                             11

SIGNATURES                                                                                      12


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)




               Assets


Total assets                                                                                               $ -
                                                                                              =================

                  Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable                                                                                 $ 60,616
     Advances from related parties                                                                      53,003
     Accrued interest                                                                                    8,579
     Accrued judgment                                                                                    5,894

                                                                                              -----------------
     Total current liabilities                                                                         128,092
                                                                                              -----------------
Commitment and contingencies                                                                                 -

Stockholders' deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; none issued and outstanding                                                       -
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 999,057 issued and outstanding                                                  999
     Additional paid-in capital                                                                      3,498,576
     Deficit accumulated during development stage                                                   (3,627,667)
                                                                                              -----------------
     Total stockholders' deficit                                                                      (128,092)
                                                                                              -----------------
Total liabilities and stockholders' deficit                                                                 $ -
                                                                                              =================

The accompanying notes are integral part of these financial statements.

                                      F-2


             The Saint James Company
          (A Development Stage Company)
             Statements of Operations
                   (Unaudited)


                                                                                                        January 1, 1999
                                                                  Three Months Ended                    (Inception) to
                                                          March 31,               March 31,                March 31,
                                                             2005                    2004                    2005
                                                      -------------------    ---------------------   ----------------------
Sales                                               $                  -  $                     -  $                     -
Cost of Sales                                                          -                        -                        -
                                                      -------------------    ---------------------   ----------------------
Gross profit                                                           -                        -                        -

Operating expenses
     General and administrative                                    7,500                   22,579                  152,220
                                                      -------------------    ---------------------   ----------------------
Total operating expenses                                           7,500                   22,579                  152,220
                                                      -------------------    ---------------------   ----------------------
Loss from operation                                               (7,500)                 (22,579)                (152,220)
                                                      -------------------    ---------------------   ----------------------
Other income (expense)
     Other income                                                      -                        -                    8,485
     Interest expense                                               (170)                    (170)                  (3,701)
                                                      -------------------    ---------------------   ----------------------
Total other (expense) income                                        (170)                    (170)                   4,784
                                                      -------------------    ---------------------   ----------------------
Income before taxes                                               (7,670)                 (22,749)                (147,436)

Provision for taxes                                                    -                        -                        -
                                                      -------------------    ---------------------   ----------------------
Net loss                                            $             (7,670) $               (22,749) $              (147,436)
                                                      ===================    =====================   ======================
Net loss per shares - basic and diluted             $              (0.01) $                 (0.02)
                                                      ===================    =====================
Weighted average shares outstanding                              999,057                  999,057
                                                      ===================    =====================

The accompanying notes are integral part of these financial statements.

                                      F-3


               The Saint James Company
            (A Development Stage Company)
         Statement of Stockholders' Deficit
                     (Unaudited)

                                                             Common Stock                          Deficit
                                                        ------------------------                  Accumulated
                                                                                   Additional        During
                                                                                    Paid in       Development
                                                         Shares       Amount        Capital          Stage        Total
                                                        -------------  ---------  -----------------------------------------
Balance, December 31, 1998                                   999,057      $ 999   $ 3,460,568    $ (3,480,232)   $ (18,665)

Net loss                                                                                               (6,115)      (6,115)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 1999                                   999,057        999     3,460,568      (3,486,347)     (24,780)

Net loss                                                                                              (22,670)     (22,670)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2000                                   999,057        999     3,460,568      (3,509,017)     (47,450)

Net loss                                                                                               (4,382)      (4,382)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2001                                   999,057        999     3,460,568      (3,513,399)     (51,832)

Net loss                                                                                               (4,314)      (4,314)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2002                                   999,057        999     3,460,568      (3,517,713)     (56,146)

Capital contribution from Funet                                                        27,239                       27,239
Net loss                                                                                              (54,643)     (54,643)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2003                                   999,057        999     3,487,807      (3,572,356)     (83,550)

Capital contribution from Funet                                                        10,769                       10,769
Net loss                                                                                              (47,641)     (47,641)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2004                                   999,057        999     3,498,576      (3,619,997)    (120,422)
                                                        -------------  ---------  ------------  --------------  -----------
Net loss                                                                                               (7,670)      (7,670)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, March 31, 2005                                      999,057      $ 999   $ 3,498,576    $ (3,627,667)  $ (128,092)
                                                        =============  =========  ============  ==============  ===========

The accompanying notes are integral part of these financial statements.

                                      F-4


                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                           January 1,
                                                                       Three Months Ended              1999 (Inception) to
                                                                  March 31,          March 31,              March 31,
                                                                    2005                2004                  2005
                                                               ----------------   -----------------   ----------------------
Cash flows from operating activities
    Net loss                                                $           (7,670) $          (22,749) $              (147,436)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Gain on settlement of judgment                                      -                   -                   (8,485)
      Changes in operating assets and liabilities
         Increase in prepaid expenses                                        -               1,485                        -
         Increase in accounts payable                                    7,500              17,744                   55,617
         Increase in accrued interest                                      170                 170                    8,579

                                                               ----------------   -----------------   ----------------------
Net cash used in operating activities                                        -              (3,350)                 (91,725)
                                                               ----------------   -----------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                            -                   -                   53,003
    Capital contribution from Funet                                          -               3,350                   38,008

                                                               ----------------   -----------------   ----------------------
Net cash provided by financing activities                                    -               3,350                   91,011
                                                               ----------------   -----------------   ----------------------
Net increase (decrease) in cash                                              -                   -                     (714)

Cash at beginning of period                                                  -                   -                      714

                                                               ----------------   -----------------   ----------------------
Cash at end of period                                       $                -  $                -  $                     -
                                                               ================   =================   ======================


The accompanying notes are integral part of these financial statements.



                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

On October 13, 1998, The Saint James Company (the "Company") was incorporated under the laws of the State of Delaware. On November 19, 1998 Radiation Disposal Systems, Inc. exchanged all of its outstanding shares for equal shares in The Saint James Company. The effect of this transaction was to change the name of the Company to The Saint James Company and to change the Company's state of domicile from North Carolina to Delaware. The Company has subsequently discovered that the legal paperwork to incorporate in the state of Delaware was never filed; therefore, the Company is currently domiciled in the state of North Carolina. The Company re-entered the development stage on January 1, 1999 and is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.


NOTE 2 - BASIS OF PRESENTATION, MANAGEMENT'S PLANS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Presentation

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Development Stage

The Company has not earned any significant revenues from its limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth is Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Going Concern and Management's Plan

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

USES OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

IMPAIRMENT OF LONG LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.
The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended December 31, 2005 and 2004, the Company did not have any components of comprehensive income (loss) to report and, accordingly, has not included a schedule of comprehensive income in the financial statements.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET LOSS PER SHARE

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in a diluted loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

NOTE 3 - INCOME TAXES


The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2005 and 2004 is as follows:

                                              2005                     2004
                                          -----------             ---------

Federal income tax rate                      34.0%                     34.0%
Effect of net operating loss                (34.0)%                    (34.0)%
                                    ---------------           ----------------
Effective income tax rate           0.0%                      0.0%
                           =============             =============

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 are as follows:

Loss carry forwards        $                256,000
Less valuation allowance            (256,000)
                           -----------------
                                    $                  --
                                    =====================

At December 31, 2005 and 2004, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. Net operating loss carry forwards of approximately $3,600,000 began to expire in 1999 of which $640,000 are still available as of December 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Prior to the year ended December 31, 2004, a certain related parties advanced the Company $53,003 to pay for certain costs incurred by the Company. The advances are non-interest bearing and are payable upon demand.

NOTE 5 - ACCRUED JUDGMENTS AND ACCRUED INTEREST

Accrued judgment represents an amount due to a creditor under a default judgment dated February 11, 1993. The accrued interest represents accrued interest at a rate of 18% per annum on this unpaid judgment.

NOTE 6 - CONSULTING AGREEMENT


On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at December 15, 2005, which were then paid to the consultant by issuance of 6,000,000 shares of the Company's common stock at $0.01 per share.


ITEM 2.  Management's Discussion and Analysis or Plan of Operations


The following discussion and analysis should be read in conjunction with the our financial statements and related footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. This discussion contains forward-looking statements that involve risks and uncertainties.

We had no assets at March 31, 2005. In the year ended December 31, 2006 we acquired The St. James Company Ninja Turtles Animation Collection (also referred to as "Dino Cells"), which consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand-painted pan backgrounds.

The Company intends on marketing this product which would include providing limited numbers of original Animation Cell Art to collectors through some select retail venues and by working closely with some charities that can sell original or reproduction art as a fund raiser to the public or through school systems in most states. The Company intends to establish a relationship with distributors to sell art.

Due to the Company's limited resources, the Company has not been able to aggressively pursue their business objectives and will be better positioned once the Company is quoted and traded on the OTC BB, wherein said listing may facilitate financing opportunities during the next twelve months.

The  Company   anticipates   potentially  hiring  one  or  two  marketing  sales
representatives to deal directly with distributors of art work and or greeting card companies.

Results of Operations

For the three months ended March 31, 2005, we incurred general and administrative expenses of $7,500 compared to $22,579 during the three months ended March 31, 2004. The decrease of $15,079 was due to our decreased operational activities.

During the three months ended March 31, 2005, the Company incurred a net loss of $7,670 compared to a net loss of $22,749 for the three months ended March 31, 2004. The decrease of $15,079 was a result of the decrease in general and administrative expenses discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2005, the Company had no cash or cash equivalents. At March 31, 2005, the Company had liabilities of $128,092, all current. During the three months ended March31, 2005, the Company did not use or receive funds through either its investing or financing activities.

Consequently, we are now dependent on raising additional equity and, or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. There can be no assurances that we will be able to raise such funds

ITEM 3.  CONTROLS AND PROCEDURES

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

None.

ITEM 2.  CHANGE IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-B.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE SAINT JAMES COMPANY





December  xx, 2007               By: /s/ Bruce Anthony Cosgrove
                               --------------------------------
                                         Bruce Anthony Cosgrove, President & CEO
                                         Chief Accounting Officer