Form 10QSB
period 2005-06-30
Saint James CO
filed 2007-12-19
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                4505 Las Virgenes Road, Suite 210, Calabasas, CA 91302
                ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 739-5696
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_ ] [X]

Indicate the number of shares outstanding of each of the issuer's classed of common stock, as of the latest practicable date

As of December 14, 2007, there were 11,999,057 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]





                             THE SAINT JAMES COMPANY
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements                                                                  3

           Balance Sheet as of June 30, 2005 (unaudited)                                         3

           Statements of Operations  for the three and six months ended June 30,
           2005 and 2004 and the period from January 1, 1999 to June 30,
           2005 (unaudited)                                                                      4

           Statement of Stockholders' Deficit for the period from January 1,
           1999 to June 30, 2005 (unaudited)                                                     5

           Statements  of Cash Flows for the six months  ended June 30, 2005 and
           2004 and the period from January 1, 1999 to June 30, 2005 (unaudited)                 6

           Notes to Financial Statements (unaudited)                                             7

Item 2.    Management's Discussion and Analysis or Plan of Operations                           10

Item 3.    Controls and Procedures                                                              10


PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits                                                                             11


SIGNATURES                                                                                      12


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet
                                 June 30, 2006
                                   (Unaudited)

                                     Assets


Total assets                                                                                          $      -
                                                                                              =================

                  Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable                                                                                 $ 68,116
     Advances from related parties                                                                      53,003
     Accrued interest                                                                                    8,750
     Accrued judgment                                                                                    5,894
                                                                                              -----------------
     Total current liabilities                                                                         135,763
                                                                                              -----------------
Commitment and contingencies                                                                                 -

Stockholders' deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; none issued and outstanding                                                       -
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 999,057 issued and outstanding                                                  999
     Additional paid-in capital                                                                      3,498,576
     Deficit accumulated during development stage                                                   (3,635,338)
                                                                                              -----------------
     Total stockholders' deficit                                                                      (135,763)
                                                                                              -----------------
Total liabilities and stockholders' deficit                                                           $      -
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



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                            January 1, 1999
                                               Three Months Ended                Six Months Ended           (Inception) to
                                             March 31,         March 31,    March 31,        March 31,         March 31,
                                               2005            2004           2005             2004              2005
                                         -----------------  ------------  -------------   ---------------   ---------------
Sales                                 $                 -  $          -  $           -  $              -  $              -
Cost of Sales                                           -             -              -                 -                 -
                                         -----------------  ------------  -------------   ---------------   ---------------
Gross profit                                            -             -              -                 -                 -

Operating expenses
    Research and development                            -             -              -                 -                 -
    General and administrative                      7,500         9,286         15,000            31,865           159,720
                                         -----------------  ------------  -------------   ---------------   ---------------
Total operating expenses                            7,500         9,286         15,000            31,865           159,720
                                         -----------------  ------------  -------------   ---------------   ---------------
Loss from operation                                (7,500)       (9,286)       (15,000)          (31,865)         (159,720)
                                         -----------------  ------------  -------------   ---------------   ---------------
Other income (expense)
    Other income                                        -             -              -                 -             8,485
    Interest expense                                 (171)         (264)          (341)             (434)           (3,872)
                                         -----------------  ------------  -------------   ---------------   ---------------
Total other income (expense)                         (171)         (264)          (341)             (434)            4,613
                                         -----------------  ------------  -------------   ---------------   ---------------
Income before taxes                                (7,671)       (9,550)       (15,341)          (32,299)         (155,107)

Provision for taxes                                     -             -              -                 -                 -
                                         -----------------  ------------  -------------   ---------------   ---------------

Net loss                              $            (7,671) $     (9,550) $     (15,341) $        (32,299) $       (155,107)
                                         =================  ============  =============   ===============   ===============

Net loss per shares - basic and dilute$             (0.01) $      (0.01) $       (0.02) $          (0.03)
                                         =================  ============  =============   ===============
Weighted average shares outsanding                999,057       999,057        999,057           999,057
                                         =================  ============  =============   ===============

The accompanying notes are an integral part of these financial statements.



               The Saint James Company
            (A Development Stage Company)
         Statement of Stockholders' Deficit
                     (unaudited)

                                                             Common Stock                          Deficit
                                                                                                  Accumulated
                                                           Shares       Amount     Additional     During
                                                                                   Paid in        Development       Total
                                                                                                   Stage
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 1998                                   999,057      $ 999   $ 3,460,568    $ (3,480,232)  $  (18,665)

Net loss                                                                                               (6,115)      (6,115)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 1999                                   999,057        999     3,460,568      (3,486,347)     (24,780)

Net loss                                                                                              (22,670)     (22,670)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2000                                   999,057        999     3,460,568      (3,509,017)     (47,450)

Net loss                                                                                               (4,382)      (4,382)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2001                                   999,057        999     3,460,568      (3,513,399)     (51,832)

Net loss                                                                                               (4,314)      (4,314)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2002                                   999,057        999     3,460,568      (3,517,713)     (56,146)

Capital contribution from Funet                                                        27,239                       27,239
Net loss                                                                                              (54,643)     (54,643)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2003                                   999,057        999     3,487,807      (3,572,356)     (83,550)

Capital contribution from Funet                                                        10,769                       10,769
Net loss                                                                                              (47,641)     (47,641)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2004                                   999,057        999     3,498,576      (3,619,997)    (120,422)
                                                        -------------  ---------  ------------  --------------  -----------
Net loss                                                                                              (15,341)     (15,341)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, June 30, 2005                                       999,057      $ 999   $ 3,498,576    $ (3,635,338)  $ (135,763)
                                                        =============  =========  ============  ==============  ===========

The accompanying notes are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         January 1, 1999
                                                                        Six Months Ended                 (Inception) to
                                                                  March 31,          March 31,              March 31,
                                                                    2005                2004                  2005
                                                               ----------------   -----------------   ----------------------
Cash flows from operating activities
    Net loss                                                   $       (15,341)   $        (32,299)   $            (127,605)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Gain on settlement of judgment                                      -                   -                   (8,485)
      Changes in operating assets and liabilities
         Decrease in prepaid expenses                                        -               1,485                        -
         Increase in accounts payable                                   15,000              19,704                   40,615
         Increase in accrued interest                                      341                 341                    3,750

                                                               ----------------   -----------------   ----------------------
Net cash used in operating activities                                        -             (10,769)                 (91,725)
                                                               ----------------   -----------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                            -                   -                   53,003
    Capital contribution from Funet                                          -              10,769                   38,008

                                                               ----------------   -----------------   ----------------------
Net cash provided by financing activities                                    -              10,769                   91,011
                                                               ----------------   -----------------   ----------------------
Net decrease in cash                                                         -                   -                     (714)

Cash at beginning of period                                                  -                   -                      714

                                                               ----------------   -----------------   ----------------------
Cash at end of period                                          $             -    $              -    $                   -
                                                               ================   =================   ======================

The accompanying notes are an integal part of these financial statements.


                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

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

On December 15 2005, the Company entered into and consummated an acquisition of Sericells art work from The Saint James Collection, LLc., a Nevada Corporation, with a view to marketing and licensing the cells. Due to limited resources the Company has not been able to aggressively pursue its marketing objectives. None of the stockholders of The Saint James Collection, LLC. were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 5,000,000 shares of its restricted common stock to the stockholders of The Saint James Collection, LLc. in reliance upon Regulation S under the Securities Act of 1933, which represent approximately 41% of the issued and outstanding shares of the common stock of the Company.

The St. James Company Ninja Turtles Animation Collection consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand painted pan backgrounds.

Due to the Company's limited resources the Company has not been able to aggressively pursue their business objectives and will be better positioned once the Company is listed and trading on the NASD OTC BB wherein said listing will facilitate financing.

NOTE 2 - BASIS OF PRESENTATION, MANAGEMENTS PLAN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Presentation

The unaudited financial statements have been prepared by the Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Development Stage Company

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

Significant Accounting Policies

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

NOTE 3 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2005 and 2005 is as follows:

                                              2005                      2004
                                          -----------                ---------

Federal income tax rate                      34.0 %                     34.0 %
Effect of net operating loss                (34.0)%                    (34.0)%
                                      ---------------           ----------------
Effective income tax rate                     0.0 %                      0.0 %
                                      ===============           ================

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 are as follows:

Loss carry forwards          $     256,000
Less valuation allowance          (256,000)
                           -----------------
                             $         --
                           =================

At December 31, 2005 and 2004, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. Net operating loss carry forwards of approximately $3,600,000 began to expire in 1999 of which $640,000 are still available as of December 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Prior to the year ended December 31, 2004, certain related parties advanced the Company $53,003 to pay for certain costs incurred by the Company. The advances are non-interest bearing and are payable upon demand.

NOTE 5 - ACCRUED JUDGEMENTS AND ACCRUED INTEREST

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

We had no assets at June 30, 2005. In the year ended December 31, 2005 we acquired The St. James Company Ninja Turtles Animation Collection (also referred to as "Dino Cells"), which consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand-painted pan backgrounds.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

For the three months ended June 30, 2005, we incurred general and administrative expenses of $7,500 compared to $9,286 during the three months ended June 30, 2004. The decrease of $1,786 was due to our decreased operational activities.

During the three months ended June 30, 2005, the Company incurred a net loss of $7,671 compared to a net loss of $9,550 for the three months ended June 30, 2004. The decrease of $1,879 was a result of the decrease in general and administrative expenses discussed above.

For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

For the six months ended June 30, 2005, we incurred general and administrative expenses of $15,000 compared to $31,865 for the six months ended June 30, 2004. The decrease of $$16,865 was a result of the decrease in our operational activities over the prior year.

During the six months ended June 30, 2005, we incurred a net loss of $15,341 compared to a net loss of $32,399 for the six months ended June 30, 2004. The decrease of $17,058 is attributable to the decrease in general and administrative expenses discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2005, the Company had no cash or cash equivalents. At June 30, 2005, the Company had liabilities of $135,763, all current. During the six months ended June 30, 2005, the Company did not use or receive funds through either its investing or financing activities.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                           THE SAINT JAMES COMPANY




December 14, 2007                 By:      /s/ Bruce Anthony Cosgrove
                                           --------------------------------
                                               Bruce Anthony Cosgrove,
                                               President & CEO