Form 10KSB
period 2005-12-31
Saint James CO
filed 2007-12-19
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number: 0-13738

                             THE SAINT JAMES COMPANY

             (Exact Name of Registrant as Specified in its charter)

    North Carolina                                           52-1426581
---------------------                                        ----------
(State of Incorporation)                                    (I.R.S. Employer
                                                             Identification No.)

                        4505 Las Virgenes Road Suite 210
                               Calabasas CA 91302
                                  310.739.5696
                              --------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $0.

On December 7, 2007, the Registrant had 11,999,057 shares of its common stock issued and outstanding. Of the 11,999,057 shares issued and outstanding, 11,586,046 shares are held by non-affiliates. The Registrant's common stock does not trade on any public markets at this time.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].



                                TABLE OF CONTENTS

                                                                                PAGE NUMBER
PART I

ITEM 1       Description of Business                                            1
ITEM 2       Description of Property                                            11
ITEM 3       Legal Proceedings                                                  11
ITEM 4       Submission of Matters to A Vote of Security Holders                12

PART II

ITEM 5       Market For Common Equity, Related Stockholder Matters              13
ITEM 6       Management's Discussion and Analysis                               14
ITEM 7       Financial Statements                                               19

ITEM 8       Changes In and Disagreements with Accountants and
                  Financial Disclosure                                          17
ITEM 8A      Controls and Procedures                                            20
ITEM 8B      Other Information                                                  20

PART III

ITEM 9       Directors and Executive Officers of the Company                    20
ITEM 10      Executive Compensation                                             23
ITEM 11      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                         26
ITEM 12      Certain Relationships and Related Transactions                     27

PART IV

ITEM 13      Exhibits                                                           28
ITEM 14      Principal Accountant Fees and Services                             29
             Signatures                                                         30


                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although The Saint James Company ("Saint James" or the "Company", which may also be referred to as "we", "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, achieve a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-KSB. You are urged to carefully consider these factors, as well as other information contained in this Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS

Organization History

Chem-Waste Corporation was incorporated on January 10, 1984, under the laws of the State of North Carolina. On July 19, 1984, Chem-Waste Corporation changed its name to Radiation Disposal Systems, Inc. On October 13, 1998, The Saint James Company (the "Company") was incorporated under the laws of the State of Delaware. On November 19, 1998, Radiation Disposal Systems, Inc. exchanged all of its outstanding shares for equal shares in The Saint James Company. The effect of this transaction was to change the name of Radiation Disposal Systems, Inc. to The Saint James Company and to change the state of domicile from North Carolina to Delaware. The Company has subsequently discovered that the legal paperwork to effectuate the merger was never filed with the state of North Carolina; therefore, the Company is currently domiciled in the state of North Carolina.

From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials. However, due to heavy competition in the industry, management decided to cease the Company's business operations in 1998. The Company does not currently have active business operations, other than holding certain artwork.

Reorganization Activities

Change of Company Name and Domicile

At the annual meeting in 1998, the Company shareholders voted to change the Company's name to The Saint James Company and to change the Company's domicile from North Carolina to Delaware. The Company incorporated The Saint James Company in Delaware, as an operating subsidiary on October 13, 1998, in order to effect these changes. The initial board of directors of The Saint James Company were Wayne Gronquist and Rudy De La Garza. North Carolina corporate law allows a merger of a parent corporation into its subsidiary if the board of directors and the shareholders of the parent corporation approve a plan of merger. In 1998, over 50% of the Company's shareholders approved the merger with The Saint James Company.

Management believed that the Company's attorneys completed all corporate formalities to effectuate the merger on October 13, 1998. After October 13, 1998, the Company Management performed all corporate business and transactions under the name The Saint James Company. However, the required Articles of Merger were not filed with the appropriate state entities. As of December 31, 2005, the Company and The Saint James Company remained two separate companies.

As part of the merger, the Company's existing shareholders would receive one share of the common stock of The Saint James Company for each share they held of the Company's stock. Based upon Management's inaccurate belief that the two companies were successfully merged together and that The Saint James Company was the surviving corporation, the Company issued The Saint James Company share certificates to the Company shareholders and canceled the shareholders' certificates representing ownership of the Company common stock. The Company shareholders received one share of The Saint James Company for every share the Company owned.

Management plans to reissue the Company shares as soon as practical and cancel The Saint James Company shares that were wrongfully issued.

Effective August 11, 2003, the Company entered into a Reorganization Agreement with Funet Radio & Communications Corp. ("Funet"), a divided company formed under the laws of the Republic of China and the majority stockholders of Funet,. None of the stockholders of Funet were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 7,000,000 shares of its restricted common stock to the stockholders of Funet, which would represent approximately 87.5% of the then issued and outstanding shares of the common stock of the Company. This transaction closed on September 30, 2003 and was subsequently rescinded because of non-performance and non-compliance on the part of Funet. As a result, the 14C Information Statement and Proxy Statement to be filed in connection with obtaining approval of the Agreement and original Plan of Merger of Radiation Disposal Systems, Inc. and The Saint James Company was also been rescinded and therefore retrospectively not approved by the necessary majority shareholder vote due to Funet's non-compliance and inability to produce audited financial statements in accordance with United States Generally Accepted Accounting Principals (US GAAP)

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at February 20 2005, which were then paid by issuance 6,000,000 shares of the Company's common stock at $0.01 per share. Neither Wynthrop Barrington nor the partners of Wynthrop Barrington filed a Form 3 or a Form 4 in connection with the issuance of the shares.

Management Changes

Rudy De La Garza resigned from the Board of Directors and from his position as President and Chief Executive Officer of the Company on January 1, 1999. Wayne Gronquist resigned as Executive Vice President of the Company and became President of the Company on January 1, 1999. Mr. Gronquist was the Secretary of the Company and the sole member of the Board of Directors.

Current Business Activities

On December 15, 2005, the Company made the acquisition of Animation Cell Art work from The Saint James Collection, LLC. a Nevada Corporation, with a view to marketing and licensing the cells. Due to limited resources, the Company has not been able to aggressively pursue its marketing objectives in connection with the artwork. None of the stockholders of The Saint James Collection, LLC were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company issued 5,000,000 shares of its restricted common stock to the stockholders of The Saint James Collection, LLC., which represent approximately 41% of the issued and outstanding shares of the common stock of the Company. The artwork has a value of $50,000 which was issued at a value $0.01 per share.

The animation cell artwork that the Company acquired is collectively called, The St. James Company Ninja Turtles Animation Collection ("the Ninja Turtles Animation Collection"). The Ninja Turtles Animation Collections consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand painted pan backgrounds of Ninja Turtles The Company intends to focus its business operations on the marketing and sale of animation cell art. The Company intends to establish relationships with different distributors to sell the art. The Company will initially penetrate the market through two avenues. The first includes providing limited numbers of original Animation Cell Art to collectors through select retail venues. The second avenue is to work closely with charitable organizations, who would sell the original or reproduction art to the public or through school systems, in most states, as part of their fundraising efforts.

By creating relationships with sales organizations, we believe we will be capable of selling products to retailers and the general public through existing marketing channels, providing us with access to vendors with every major retail chain outlet in America, Canada, and most of Europe and Asia. The animation cell artwork that the Company acquired is collectively called, The St. James Company Ninja Turtles Animation Collection ("the Ninja Turtles Animation Collection"). The Ninja Turtles Animation Collections consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand painted pan backgrounds of Ninja Turtles.


         The St. James Company Cel Art Collection consists of the following:

         Ninja Turtles Animation Collection  (Dino Cells)

         PRODUCT:  Original Production Cels, QUANTITY: 23,719
         PRODUCT:  Packaged Cels,            QUANTITY: 18,680
         PRODUCT:  Pencil Drawings,          QUANTITY: 33,266
         PRODUCT:  Painted Backgrounds,      QUANTITY:  1,121


Animation Industry

Animation has historically been known as the principal medium of entertainment for children. Originally, animation was primarily targeted at a television audience consisting mainly of children. The production of animation has typically involved developing a range of specific characters suitable to a story line, then developing visual effects through the enactment of characters to the story plot, using individually photographed Cels. The individual Cels are hand produced on clear Celluloid film over a hand painted background, one scene at a time.

Due to our limited resources, we have not been able to aggressively pursue our business objectives.

                                  RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-KSB, in evaluating us and our business.

WE HAVE  INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

At December 31, 2005, we had an accumulated deficit of $3,653,179 and a stockholders' deficit of $43,604. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended December 31, 2005 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, raising additional debt and/or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no existing cash balances that are adequate to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or, equity we shall be unable to meet our ongoing operating expenses. On a longer term basis, we plan to acquire an entity with experienced management and the opportunities for growth in exchange for shares of our common stock and are dependent on achieving a successful merger with a profitable company. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" and "Conflicts of Interest."

THE REGULATION OF PENNY STOCKS BY SEC AND NASD MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Pink Sheets and we are currently seeking to have them listed on the over the counter bulletin board. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our intention is for our shares of common stock to become listed on the Over the Counter Bulletin Board. If we do obtain a listing on the over the counter bulletin board it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

EMPLOYEES

Wayne Gronquist is the President and sole Director Secretary of the Company. Mr. Gronquist does not receive compensation for serving as an officer of the Company or otherwise. The Company does not have any employees.

ITEM 2.  PROPERTIES

The Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its officers and directors are a party or of which any of the Company's property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by us to a vote of our security holders during the years ended December 31, 2006 and 2005, or subsequent to that date.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently does not trade on the over-the-counter market or any national exchange. Due to lack of trading, no bid and asked closing prices per share for the Company's common stock for any quarterly period in 2005 or 2004 are available. On December 7, 2007, the Company had 1,917 shareholders of record.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Dividends

Our board of directors determines any payment of dividends. We have not paid any cash dividends on our common stock in the past, and we do not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund our future operations. There can be no assurance that we will pay dividends at any time in the future.






Recent Sales of Unregistered Securities

The Company made the following unregistered sales of its securities from January
1, 2005 through December 31, 2007.

  DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES   CONSIDERATION           CLASS OF PURCHASER
  ------------        -------------------     -------------   -------------           -------------------
------------------ -------------------------- --------------- -------------------------------- -----------------------------------

     2/20/05             Common Stock           6,000,000     $60,000 Consulting Services      Business Associate
------------------ -------------------------- --------------- -------------------------------- -----------------------------------
    12/15/05             Common Stock           5,000,000     Acquisition of Animation Cells   Business Associate


Exemption From Registration Claimed

         All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to the Company and its management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" on page -- and elsewhere in this report.


The St. James Company Ninja Turtles Animation Collection (also referred to as "Dino Cells") consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand-painted pan backgrounds (the quantity of which is listed in item 9).

The Company intends on marketing this genre which would include providing limited numbers of original Animation Cell Art to collectors through some select retail venues and by working closely with some charities that can sell original or reproduction art as a fund raiser to the public or through school systems in most states. The Company intends to establish a relationship with distributors to sell art.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations reports on the activities of the Company, although the Company performed all corporate actions in 2005 under the name of The Saint James Company and all the Company shareholders hold certificates of The Saint James Company instead of the Company, as described above. Management intends to resolve both of these problems as soon as practical.

PLAN OF OPERATIONS

On December 15, 2005, the Company entered into a purchased agreement with The Saint James Collection, LLC and purchased Limited Edition Animation Art Cell Collection or Sericells for 5,000,000 shares of Saint James Company. The 5,000,000 shares were valued at $0.01 per share. The Company has assets of $50,000. The Company has a net loss of $33,182 for the year ended December 31, 2005 and $47,641 for 2004. Currently, management does not anticipate any circumstances in which the Company will produce revenues or acquire assets. Management is seeking a potential merger candidate or purchaser for the Company to minimize the shareholders' loss.

RESULTS OF OPERATIONS

During the years ended December 31, 2006 and 2005, the Company did not recognize any revenues.

During the year ended December 31, 2006, the Company incurred $0 in general and administrative expenses compared to $32,500. The decrease of $32,500 in attributed to the expiration of a consulting agreement in 2005 that was not renewed in 2006.

During the year ended December 31, 2006, the Company recognized a net loss of $682 compared to a net loss of $32,182 in the year ended December 31, 2006. The decrease of $32,500 is attributable the decrease in general and administrative expenses as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2006, the Company had no cash or cash equivalents. The Company did have assets of $50,000, consisting of the artwork acquired during the year. The Company had liabilities of $93,604, all current. During the year ended December 31, 2005, the Company did not use or receive funds through either its investing or financing activities.

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

ITEM 7.  FINANCIAL STATEMENTS

See financial statements starting on Page --.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 2007, the Board of Directors of the Company, authorized the dismissal of Stonefield Josephson. (Stonefield) as the Registrant's independent registered public accounting firm.

Stonefield's reports on the Registrant's consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the two-year period ended December 31, 2004, contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding the Registrant's "ability to continue as a going concern". The Registrant had no disagreements with Stonefield in connection with its audits for the two most recent fiscal years, and for interim periods subsequent to December 31, 2004, through the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stonefield, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The Company has engaged the services of Larry O'Donnell, CPA as the Company's independent registered public accounting firm.

ITEM 8A      Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B  Other Information
None


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

All Directors are elected each year by the shareholders of the Company's at its annual meeting normally held in November. In 2002, the Company did not have an annual meeting because of the lack of funds to cover the costs of such meeting. Wayne Gronquist, elected by the shareholders at the 1998 annual meeting, served in 2005 as the sole Director of the Company. Each Director holds office until his death, resignation, retirement, removal disqualification, or until his successor is elected and qualified.

Wayne Gronquist resigned from his position as President but still holds the Secretary position and is a Board of Director. Bruce Anthony Cosgrove was elected as a Board of Director and became President and CEO of the Company in 2006. Stuart Douglas Hamilton was also elected a Board of Director.

The Officer and Directors of the Company, as of December 31, 2005, are as follows:

              Name                        Commenced            Age                  Position
----------------------------------    -------------------    --------    --------------------------------
Wayne Gronquist, Esq.                        1998              64        Secretary, Director


Wayne Gronquist Esq. Mr. Gronquist has been our President and Secretary and a director of the Company since 1998. He is an attorney in private practice in Austin Texas with 26 years experience as corporate counsel and advisor for various privately held corporations. The operation of his law practice is Mr. Gronquist principal occupation. Mr. Gronquist has not held an office or served on the Board of Directors of any other corporation, besides his personal law practice, prior to his service for the Company and The Saint James Company.

Code of Ethics

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Audit Committee Financial Expert

All members of our board of directors perform the responsibilities of the audit committee, providing oversight of our accounting functions and internal controls. Our board of directors has not designated a Financial Expert, as defined by the SEC, due to factors including but not limited to our operational status and the limited number of transactions, accounts and balances that we maintain. Our board of directors has determined that it is not in our best interests at this time to incur the costs associated with identifying and designating a Financial Expert.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the year ended December 31, 2006 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                          None equity   Nonqualified
                                                           incentive      deferred
                                       Stock    Option       plan       compensation     All other
    Name &            Salary   Bonus   awards   awards   compensation     earnings      compensation   Total
   Position     Year    ($)     ($)      ($)      ($)         ($)            ($)            ($)         ($)
--------------- ----- -------- ------- -------- -------- -------------- -------------- --------------- ------
Wayne
Gronquist,
President,
CEO, CFO and
Director       2006   $-0-     $-0-    $ -0-    $ -0-       $ -0-          $-0-            $-0-       $-0-


EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the year ended December 31, 2005.

                              DIRECTOR COMPENSATON

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2005.


                                                                     Nonqualified
                                                     Non-equity       deferred
                Fees                               incentive plan    compensation       All other
                earned         Stock     Option     compensation       earnings       compensation    Total
     Name       or             awards    awards          ($)              ($)              ($)         ($)
                paid             ($)       ($)
                in
                cash
                  ($)
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
Wayne            $ -0-          $ -0-     $ -0-         $ -0-            $ -0-            $ -0-       $ -0-
Gronquist
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------



Mr. Gronquist serves on the Board of Directors and as an officer of the Company and The Saint James Company at the request of First Dominion, a previous majority owner of the outstanding Company shares. First Dominion is a client of Mr. Gronquist law firm. Mr. Gronquist received $0 from First Dominion for work performed in 2005. The work performed for First Dominion is unrelated to the business of the Company. Mr. Gronquist does not receive any compensation for acting as the Trustee for First Dominion's the Company shares.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2005, the number of shares of the Company's outstanding Common Stock owned beneficially by (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of such stock, (ii) each Director of the Company and (iii) each Executive Officer.

               Name and Address of                  Amount and Nature of       Percentage of Outstanding
                Beneficial Owner                   Beneficial Relationship          Common Stock(1)
-------------------------------------------------- ------------------------ ---------------------------------
Wynthrop Barrington, Inc.                                 1,000,000                       8.2%
1800 E. Sahara, Suite 107
Las Vegas, NV 90104
Michael Brovsky, LLC                                      1,000,000                       8.2%
5662 Calle Real #118
Goleta, CA 93117
Christian W. Johnson                                      1,000,000                       8.2%
Manufactures Warranty Group, Inc.                         1,000,000                       8.2%
W. David Winitzky                                         1,000,000                       8.2%
Curtis J. Bernhardt                                       1,000,000                       8.2%
June Masaki                                               1,000,000                       8.2%
Christie Jones                                            1,000,000                       8.2%
Union Standard Limited                                    1,000,000                       8.2%
Credit Critque, Inc.                                      1,000,000                       8.2%
Tropical Springs Investment, Inc.                         1,000,000                       8.2%
Wayne Gronquist Esq.Secretary Director                       -0-                           0%
All officers and Directors, as a group                       -0-                           0%

(1) Based on 11,999,057 shares of common stock issued and outstanding on November , 2007.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The Company received a cash advance from First Dominion, previous owner of over 25% of the Company's outstanding common stock, on or about October 1999 and continues to receive cash advances for expenses. The Company used this money to pay for general and administrative expenses in 2002, such as accountant and attorney's fees. The loans are interest free.

Mr. Gronquist serves on the Board of Directors and as the President & Secretary of the Company and The Saint James Company at the request of First Dominion, a 25.59% former owner of the outstanding Company shares. First Dominion is a client of Mr. Gronquist law firm, Wayne Gronquist, P.C,. Mr. Gronquist received $0 from First Dominion for work performed in 2002. The work performed for First Dominion is unrelated to the business of the Company. Mr. Gronquist charges his regular hourly rate for all work performed for First Dominion. Mr. Gronquist does not receive any compensation for acting as the Trustee for First Dominion's the Company shares.

ITEM 13. EXHIBITS

     Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.


31. Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.  Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14.   PRINICIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed and expected to be billed by Stonefield Josephson, our independent registered public accounting firm, at the time, for professional services in the fiscal years ended December 31, 2005 and 2004 are as follows:

                  Services Rendered                         2005                               2004
                  -----------------                         ----                               ----

         Audit Fees                                          $0                                 $0
         Audit Related Fees                                   0                                  0
         All Other Fees                                       0                                  0

The engagement of our independent registered public accounting firm was approved by our audit committee (the board) prior to the start of the audit for the fiscal year ended December 31, 2007.

Our current independent registered public accounting firm, Larry O'Donnell, CPA was engaged in 2007 to perform the audit for the years ended December 31, 2006 and December 31 2005. Larry O'Donnell, CPA was not paid any fees for services in the years ended December 31, 2006 and 2005.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2005

                             THE SAINT JAMES COMPANY

                              Financial Statements

                                Table of Contents



                                                                                                          Page
                                                                                                          ----

Report of Independent Registered Public Accounting Firm                                                     F-1

Financial Statements:

     Balance Sheet as of December 31, 2005                                                                  F-2

     Statements of Operations for the Years Ended                                                           F-3
         December 31, 2005 and 2004 and the Period From
         January 1, 1999 to December 31, 2005

     Statements of Changes in Stockholders' Deficit for the Period From                                     F-4
         January 1, 1999 to December 31, 2005

     Statements of Cash Flows for the Years Ended                                                           F- 5
         December 31, 2005 and 2004 and the Period From
         January 1, 1999 to December 31, 2005

Notes to Financial Statements                                                                               F-6 - 10




                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2228 South Fraser Street
Unit I
Aurora, Colorado  80014



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Saint James Company

I have audited the accompanying balance sheet of The Saint James Company as of December 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended and for the period January 1, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Saint James Company as of December 31, 200, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 1999 to December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.




Larry O'Donnell, CPA, P.C.
--------------------------
/s/Larry O'Donnell
September 30, 2007



                             The Saint James Company
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2005

                                     ASSETS


Other assets:

Artwork                                                                                           $        50,000
                                                                                                   --------------

    Total Assets                                                                                  $        50,000
                                                                                                   ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Accounts payable                                                                              $        25,616
    Advances from related parties                                                                          53,003
    Accrued interest                                                                                        9,091
     Accrued judgment                                                                                       5,894
                                                                                                    -------------
    Total liabilities, all current                                                                         93,604


Stockholders' deficit:

    Common stock; $0.001 par value;
        50,000,000 shares authorized; 11,999,057 issued and outstanding                                     11,999
    Additional paid-in capital                                                                           3,597,576
    Deficit accumulated during the development stage                                                    (3,653,179)
                                                                                                    ----------------
                                                                                                           (43,604)
                                                                                                    ----------------
Total liabilities and stockholders' deficit                                                       $         50,000
                                                                                                    ================

 The accompanying notes are an integral part of these financial statements.





                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                            Statements of Operations


                                                                                                     January 1, 1999
                                                                                                      (inception) to
                                                                              Year ended December 31,   December 31,
                                                                           ---------------------------
                                                                        2005             2004             2005
                                                                   ------------     -----------     ----------

Costs and expenses:
   General and administrative                                    $       32,500   $      46,866     $      177,219
                                                                   -------------   ------------      -------------
Total costs and expenses                                                 32,500          46,866            177,219

Other income                                                                 --              --              8,485
Interest expense                                                           (682)           (775)            (4,213)
                                                                   ------------    -------------     --------------

Net loss                                                         $      (33,182)  $     (47,641)    $     (172,947)
                                                                   =============   =============     ==============

Basic and diluted net loss per common share                      $        (0.01)  $       (0.05)
                                                                  ==============  ==============

Weighted average number of common
   shares outstanding                                                 2,730,564         999,057
                                                                   =============  ==============

The accompanying notes are an integral part of these financial statements.






                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                 Statements of Changes in Stockholders' Deficit

                                                                                                              Deficit
                                                                                                 Additional  Accumulated
                                                                          Common Stock             Paid-in     From
                                                                     Shares            Amount      Capital    Inception        Total
                                                                     ------            ------      -------    ---------       ------

Balances, January 1, 1999 (inception)                                  999,057       $   999     $ 3,460,568  (3,480,232) $ (18,665)
   Net loss                                                                                                       (6,115)    (6,115)
                                                                 -------------      -----------  ------------ ----------- ----------
Balances, December 31, 1999                                            999,057           999       3,460,568  (3,486,347)   (24,780)
   Net loss                                                                                                      (22,670)   (22,670)
                                                                 -------------      -----------  ------------ ----------- ----------
Balances, December 31, 2000                                            999,057           999       3,460,568  (3,509,017)   (47,450)
   Net loss                                                                                                        4,382)    (4,382)
                                                                 -------------      -----------  ------------ ----------- ----------
Balances, December 31, 2001                                            999,057            999      3,460,568  (3,513,399)   (51,832)
   Net loss                                                                                                       (4,314)    (4,314)
                                                                 -------------      -----------  ------------ ----------- ----------
Balances, December 31, 2002                                            999,057            999      3,460,568  (3,517,713)   (56,146)
   Additional paid in capital - Funet                                                                 27,239                 27,239
   Net loss                                                                                                      (54,644)   (54,644)
                                                                 -------------      -----------  ------------ ----------- ----------
Balances, December 31, 2003                                            999,057            999      3,487,807  (3,572,357)   (83,551)
   Additional paid in capital - Funet                                                                 10,769                 10,769
   Net loss                                                                                                      (47,640)   (47,640)
                                                                 -------------      -----------  ------------ ----------- ----------
Balances, December 31, 2004                                            999,057            999      3,498,576  (3,619,997)  (120,422)
   Common stock issued for artwork                                   5,000,000          5,000         45,000                 50,000
   Common stock issued for services                                  6,000,000          6,000         54,000                 60,000
   Net loss                                                                                                      (33,182)   (33,182)
                                                                 -------------      -----------  ------------ ----------- ----------
Balances, December 31, 2005                                         11,999,057       $ 11,999    $ 3,597,576 $(3,653,179) $ (43,604)
                                                                 =============      ===========  ============ =========== ==========


The accompanying notes are an integral part of these financial statements.








                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                                                   January 1, 1999
                                                                                                    (inception) to
                                                                      Year ended December 31,         December 31,
                                                                   ---------------------------
                                                                         2005            2004             2005
                                                                   ------------     -----------       ---------

Cash flows from operating activities:
   Net loss                                                      $    (33,182)      $  (47,641)     $  (172,947)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Common stock issued for services                                  60,000               --           60,000
     Gain on settlement of judgment                                        --               --           (8,485)
     Changes in operating assets and liabilities:
        Decrease in prepaid expenses                                       --            1,485               --
       (Decrease) increase in accounts payable                        (27,500)          34,705           25,616
        Increase in accrued interest                                      682              682            4,091
                                                                   -------------    -----------       ------------
       Net cash used by operating activities                               --         (10,769)          (91,725)
                                                                   -------------    -----------       ------------

Cash flows from financing activities:
         Advance from related parties                                      --               --           53,003
       Capital contribution from Funet                                     --           10,769           38,008
                                                                   -----------      -----------       ------------
Net cash provided by financing activities                                  --               --           91,001
                                                                   -----------      -----------       ------------

Decrease in cash                                                           --               --             (714)
Cash at beginning of year                                                  --               --               --
                                                                   -------------    -----------       ------------
Cash at end of year                                              $         --       $       --      $      (714)
                                                                  ==============    ===========       ============


Supplemental Schedule of Cash Flow Information:


         Cash paid for interest                                  $         --       $       --      $        --
                                                                  ==============    ============      ============
         Cash paid for taxes                                     $         --       $       --      $        --
                                                                  ==============    ============      ============

The accompanying notes are an integral part of these financial statements.


                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                          Year Ended December 31, 2005

Note 1 - Organization

Chem-Waste Corporation was incorporated on January 10, 1984 under the laws of the State of North Carolina. On July 19, 1984, Chem-Waste Corporation changed its name to Radiation Disposal Systems, Inc. On October 13, 1998, The Saint James Company (the "Company") was incorporated under the laws of the State of Delaware. On November 19, 1998 Radiation Disposal Systems, Inc. exchanged all of its outstanding shares for equal shares in The Saint James Company. The effect of this transaction was to change the name of the Company to The Saint James Company and to change the Company's state of domicile from North Carolina to Delaware. The Company has subsequently discovered that the legal paperwork to effectuate the merger was never filed with the state of North Carolina;
therefore, the Company is currently domiciled in the state of North Carolina. The Company re-entered the development stage on January 1, 1999 and is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials. However, due to heavy competition in the industry, the Company's business operations ceased in 1998. The Company does not currently have active business operations, other than holding certain artwork and it is currently searching to find a potential purchaser or merger candidate.

Effective August 11, 2003, the Company entered into a Reorganization Agreement with Funet Radio & Communications Corp. ("Funet") and with the majority stockholders of Funet, a divided company formed under the laws of the Republic of China (Taiwan). None of the stockholders of Funet were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 7,000,000 shares of its restricted common stock to the stockholders of Funet in reliance upon Regulation S under the Securities Act of 1933, which represent approximately 87.5% of the issued and outstanding shares of the common stock of the Company. This transaction closed on September 30, 2003 and was subsequently rescinded.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

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

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.
The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Fair Value of Financial Instruments

The fair value of the advances to officers/directors is not practicable to estimate, based upon the related party nature of the underlying transactions.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2005 and 2004.

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2005 and 2004, the Company had no revenue.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the application of FIN 48 to have a material affect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the application of SFAS No. 157 to have a material affect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company's consolidated financial statements.

In February of 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

Note 3 - Artwork

On December 15, 2005, the Company entered into a purchased agreement with The Saint James ll Collection, LLC and purchased Limited Edition Animation Cell Art Collection or Sericells for 5,000,000 shares of Saint James Company which were then issued to the member partners. The 5,000,000 shares were valued at $0.01 per share.

Note 4 - Stockholder's Deficit

On December 15, 2005, the Company entered into a purchased agreement with The Saint James ll Collection, LLC and purchased Limited Edition Animation Cell Art Collection or Sericells for 5,000,000 shares of Saint James Company which were then issued to the member partners. The 5,000,000 shares were valued at $0.01 per share.

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at February 20, 2005, which were then paid to the associate consultant(s) by issuance of the Company stock of 6,000,000 shares at $0.01 per share.

Note 5 - Related Party Transactions

As of December 31, 2005, certain related parties advanced the Company $53,003 to pay for certain costs incurred by the Company. The advances are non-interest bearing and are payable upon demand.

Note 6 - Accrued Judgments and Accrued Interest

Accrued judgment represents an amount due to a creditor under a default judgment dated February 25, 1993 and May 5, 1995. The accrued interest represents accrued interest at a rate of 18% per annum on this unpaid judgment.

Note 7 - Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2005 and 2004 is as follows:

                                                     2005               2004
                                                  ------------      ----------

         Federal income tax rate                     34.0 %            34.0 %
         Effect of net operating loss               (34.0)%           (34.0)%
                                                  ------------      ----------
         Effective income tax rate                    0.0 %             0.0 %
                                                  ============      ==========

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 are as follows:

         Loss carry forwards                              $     256,000
         Less valuation allowance                              (256,000)
                                                           -------------
                                                          $          --
                                                           =============

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

                                       THE SAINT JAMES COMPANY

Date:  December14, 2007            By: /s/ Bruce Anthony Cosgrove
                                           --------------------------

                                           Bruce Anthony Cosgrove
                                           President & Chief Executive Officer
                                           & Chief Accounting Officer

                                           Wayne Gronquist Esq.
                                           Secretary Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                     Date
---------                             -----                     ----

/s/ Bruce Anthony Cosgrove
----------------------------
Name: Bruce Anthony Cosgrove       President & CEO, Director   December 14, 2007

/s/ Wayne Gronquist
-----------------
Name: Wayne Gronquist              Secretary  & Director       December 14, 2007