Form 10QSB
period 2005-09-30
Saint James CO
filed 2008-01-11
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-13738
                            (Commission file number)

                             THE SAINT JAMES COMPANY
                             -----------------------

        (Exact name of small business issuer as specified in its charter)

   DELAWARE                                           56-1426581
   --------                                           ----------
(State or Other Jurisdiction                        (IRS Employer
  of Incorporation or Organization)               Identification No.)

             4505 Las Virgenes Road, Suite 210, Calabasas, CA 91302
            - ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 739-5696
                (Issuer's Telephone Number, Including Area Code)

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






                             THE SAINT JAMES COMPANY
                                      Index


                                                                                               Page
                                                                                              Number
                                                                                              ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of September 30, 2005 (unaudited)                                    F-1

           Statements  of  Operations  for  the  three  and  nine  months  ended
           September 30, 2005 and 2004 and the period from January 1, 1999
           to September 30, 2005 (unaudited)                                                     F-2

           Statement of Stockholders' Deficit for the period from January 1,
           1999 to September 30, 2005 (unaudited)                                                F-3

           Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and the period from January 1, 1999 to September 30, 2005
          (unaudited)                                                                            F-4

           Notes to Financial Statements (unaudited)                                             F-5

Item 2.    Management's Discussion and Analysis or Plan of Operations                            1

Item 3.    Controls and Procedures                                                               2


PART II.   OTHER INFORMATION                                                                     4

Item 1.    Legal Proceedings                                                                     4

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                           4

Item 3.    Defaults Upon Senior Securities                                                       4

Item 4.    Submission of Matters to a Vote of Security Holders                                   5

Item 5.    Other Information                                                                     6

Item 6.    Exhibits                                                                              6


SIGNATURES                                                                                       7


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2005
                                   (Unaudited)

               Assets


Total assets                                                                                               $ -
                                                                                              =================

                  Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable                                                                                 $ 25,616
     Advances from related parties                                                                      53,003
     Accrued interest                                                                                    8,921
     Accrued judgment                                                                                    5,894

                                                                                              -----------------
     Total current liabilities                                                                          93,434
                                                                                              -----------------
Commitment and contingencies                                                                                 -

Stockholders' deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; 0 issued and outstanding                                                          -
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 6,999,057 issued and outstanding                                                6,999
     Additional paid-in capital                                                                      3,552,576
     Deficit accumulated during development stage                                                   (3,653,009)
                                                                                              -----------------
     Total stockholders' deficit                                                                       (93,434)
                                                                                              -----------------
Total liabilities and stockholders' deficit                                                                 $ -
                                                                                              =================
                                      F-1

The accompanying notes are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                January 1, 1999
                                   Three Months Ended               Months Ended                       to
                                      September 30,        September 30,      September, 30       September, 30       September, 30
                                         2005                   2004                 2005             2004                2005
                                     ------------------  -------------    ------------------    ----------------    ----------------
Sales                                $                -   $         -     $               -     $              -    $             -
Cost of Sales                                         -             -                     -                    -                  -
                                     ------------------  -------------    ------------------    ----------------    ----------------
Gross profit                                          -             -                     -                    -                  -

Operating expenses
     Research and development                         -             -                     -                    -                  -
     General and administrative                  17,500         7,500                32,500               39,365            177,220
                                     ------------------  -------------    ------------------    ----------------    ----------------
Total operating expenses                         17,500         7,500                32,500               39,365            177,220
                                     ------------------  -------------    ------------------    ----------------    ----------------
Loss from operation                             (17,500)       (7,500)              (32,500)             (39,365)          (177,220)
                                     ------------------  -------------    ------------------    ----------------    ----------------
Other income (expense)
     Other income                                     -             -                     -                    -              8,485
     Interest expense                              (171)         (171)                 (512)                (605)            (4,043)
                                     ------------------  ------------     ------------------    ----------------    ----------------
Total other income (expense)                       (171)         (171)                 (512)                (605)             4,442
                                     ------------------  ------------     ------------------    ----------------    ----------------
Income before taxes                             (17,671)       (7,671)              (33,012)             (39,970)          (172,778)

Provision for taxes                                   -             -                     -                    -                  -
                                     ------------------  ------------     ------------------    ----------------    ----------------
Net loss                             $          (17,671)  $    (7,671)    $         (33,012)    $        (39,970)    $     (172,778)
                                     ==================  ============     ==================    ================    ================
Net loss per shares - basic and
 diluted                             $           (0.02)   $     (0.01)    $           (0.03)    $          (0.04)
                                     ==================  ============     ==================    =====================
Weighted average shares outsanding           1,118,622        999,057             1,039,498              999,057
                                     ==================  ============     ==================    =====================

                                      F-2


The accompanying notes are an integral part of these financial statements.




                             The Saint James Company
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                                   (Unaudited)

                                                       Common Stock                      Deficit
                                                                                       Accumulated
                                                                          Additional     During
                                                                           Paid-in     Development
                                                     Shares       Amount   Capital        Stage         Total
                                                   ------------  --------  ----------- ------------- -----------
Balance, December 31, 1998                             999,057     $ 999   $ 3,460,568 $ (3,480,232)  $ (18,665)

Net loss                                                                                     (6,115)     (6,115)
                                                   ------------  --------  ----------- ------------- -----------
Balance, December 31, 1999                             999,057       999    3,460,568    (3,486,347)    (24,780)

Net loss                                                                                    (22,670)    (22,670)
                                                   ------------  --------  ----------- ------------- -----------
Balance, December 31, 2000                             999,057       999    3,460,568    (3,509,017)    (47,450)

Net loss                                                                                     (4,382)     (4,382)
                                                   ------------  --------  ----------- ------------- -----------
Balance, December 31, 2001                             999,057       999    3,460,568    (3,513,399)    (51,832)

Net loss                                                                                     (4,314)     (4,314)
                                                   ------------  --------  ----------- ------------- -----------
Balance, December 31, 2002                             999,057       999    3,460,568    (3,517,713)    (56,146)

Capital contribution from Funet                                                27,239                    27,239
Net loss                                                                                    (54,643)    (54,643)
                                                   ------------  --------  ----------- ------------- -----------
Balance, December 31, 2003                             999,057       999    3,487,807    (3,572,356)    (83,550)

Capital contribution from Funet                                                10,769                    10,769
Net loss                                                                                    (47,641)    (47,641)
                                                   ------------  --------  ----------- ------------- -----------
Balance, December 31, 2004                             999,057       999    3,498,576    (3,619,997)   (120,422)

Common Stock for accounts payable                    6,000,000     6,000       54,000                    60,000

Net loss                                                                                    (33,012)    (33,012)
                                                   ------------  --------  ----------- ------------- -----------
Balance, September 30, 2005                          6,999,057   $ 6,999   $ 3,552,576 $ (3,653,009)  $ (93,434)
                                                   ============  ========  =========== ============= ===========

                                      F-3

The accompanying notes are an integral part of these financial statements.




                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                     January 1, 1999
                                                                     Nine Months Ended                      to
                                                               September, 30     September, 30        September, 30
                                                                  2005              2004                  2005
                                                             ---------------   ----------------   ----------------------
Cash flows from operating activities
    Net loss                                                 $     (33,012)     $     (39,970)     $          (172,778)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Gain on settlement of judgment                                  -                  -                   (8,485)
      Changes in operating assets and liabilities
         Decrease in prepaid expenses                                    -              1,485                        -
         Increase in accounts payable                               32,500             27,205                   80,617
         Increase in accrued interest                                  512                512                    8,921

                                                             ---------------   ----------------   ----------------------
Net cash used in operating activities                                     -            (10,768)                 (91,725)
                                                             ---------------   ----------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                         -                  -                   53,003
    Capital contribution from Funet                                       -             10,768                   38,008

                                                             ---------------   ----------------   ----------------------
Net cash provided by financing activities                                 -             10,768                   91,011
                                                             ---------------   ----------------   ----------------------
Net (decrease) in cash                                                    -                  -                     (714)

Cash at beginning of period                                               -                  -                      714

                                                             ---------------   ----------------   ----------------------
Cash at end of period                                        $            -     $            -     $                     -
                                                             ===============   ================   ======================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for acounts payable
      valued at $60,000                                      $       60,000     $            -     $             60,000
                                                             ===============   ================   ======================

                                      F-4

The accompanying notes are an integral part of these financial statements.



                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


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

On December 15, 2005, the Company entered into and consummated an acquisition of Sericells art work from The Saint James Collection, LLC., a Nevada Corporation, with a view to marketing and licensing the cells. Due to limited resources the Company has not been able to aggressively pursue its marketing objectives. None of the stockholders of The Saint James Collection, LLC. were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 5,000,000 shares of its restricted common stock to the stockholders of The Saint James Collection, LLC. in reliance upon Regulation S under the Securities Act of 1933, which represent approximately 41% of the issued and outstanding shares of the common stock of the Company.

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

NOTE 2 - BASIS OF PRESENTATION, MANAGEMENTS PLAN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Period

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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
                                    ===============            ================

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 are as follows:

Loss carry forwards            $     256,000
Less valuation allowance            (256,000)
                           -----------------
                               $          --
                           ==================

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

NOTE 6 - CONSULTING AGREEMENT

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at December 15, 2005 which were then paid to the consultant by issuance of 6,000,000 shares of the Company's stock of at $0.01 per share.

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

We had no assets at September 30, 2005. In the year ended December 31, 2005 we acquired The St. James Company Ninja Turtles Animation Collection (also referred to as "Dino Cells"), which consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand-painted pan backgrounds.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

For the three months ended September 30, 2005, we incurred general and administrative expenses of $17,500 compared to $7,500 during the three months ended September 30, 2004. The increase of $10,000 was due to an increase in administrative activities.

During the three months ended September 30, 2005, the Company incurred a net loss of $17,671 compared to a net loss of $7,671 for the three months ended September 30, 2004. The increase of $10,000 was a result of the increase in general and administrative expenses discussed above.

For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

For the nine months ended September 30, 2005, we incurred general and administrative expenses of $32,500 compared to $39,365 for the nine months ended September 30, 2004. The decrease of $6,865 was a result of the decrease in our operational activities over the prior year.

During the nine months ended September 30, 2005, we incurred a net loss of $33,012 compared to a net loss of $39,970 for the nine months ended September 30, 2004. The decrease of $6,958 is attributable to the decrease in general and administrative expenses discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2005, the Company had no cash or cash equivalents. At September 30, 2005, the Company had liabilities of $93,434, all current. During the nine months ended September 30, 2005, the Company did not use or receive funds through either its investing or financing activities.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                     THE SAINT JAMES COMPANY




December 21, 2007            By:      /s/ Bruce Anthony Cosgrove
                                      -------------------------------
                                          Bruce Anthony Cosgrove, President
                                          & CEO Chief Accounting Officer