Form 10QSB/A
period 2005-03-31
Saint James CO
filed 2008-02-08
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-13738
                            (Commission file number)

                             THE SAINT JAMES COMPANY
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

           NORTH CAROLINA                                     56-1426581
           -------------                                      ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes [X] No [ ]

State the number of shares outstanding of each of the issue's classes of common equity, as of the latest practicable date:

As of January 25, 2008, there were 11,999,057 shares of the registrant's sole class of common shares outstanding.

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



                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS


On January 10, 1984, the Company, now known as, The Saint James Company (the "Company") was incorporated under the laws of the State of North Carolina under the name Chem-Wast Corporation. On July 19, 1984, the Company changed its name to Radiation Disopsal Systems, Inc. and on December 7, 2007 to its current name. The Company re-entered the development stage on January 1, 1999 and is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.




Due to the Company's limited resources the Company has not been able to aggressively pursue its business objectives and will be better positioned once the Company's Common Stock is quoted on the OTCBB, as said quotations may facilitate financing.


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

NOTE 3 - INCOME TAXES


The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2005 and 2004 is as follows:

                                              2005                     2004
                                          -----------             ---------

Federal income tax rate                      34.0%                     34.0%
Effect of net operating loss                (34.0)%                   (34.0)%
                                    ---------------           ----------------
Effective income tax rate                    0.0%                       0.0%
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

NOTE 6 - CONSULTING AGREEMENT


On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington, Inc. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services.

SUBSEQUENT EVENTS

The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at December 15, 2005, which were then paid to the consultant by issuance of 6,000,000 shares of the Company's common stock at $0.01 per share.


ITEM 2.  Management's Discussion and Analysis or Plan of Operations


The following discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. This discussion contains forward-looking statements that involve risks and uncertainties.

PLAN OF OPERATIONS

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

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2005, the Company had no cash or cash equivalents. At March 31, 2005, the Company had liabilities of $128,092, all current. During the three months ended March 31, 2005, the Company did not use or receive funds through either its investing or financing activities.

Consequently, we are now dependent on raising additional equity and, or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. There can be no assurances that we will be able to raise such funds.

Currently, management does not anticipate any circumstances in which we will produce revenues or acquire assets. Management is seeking a potential merger canidate or purchaser for us to minimize shareholders' loss.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                             THE SAINT JAMES COMPANY





February 6, 2008               By: /s/ Bruce Anthony Cosgrove
                               --------------------------------

                                         Bruce Anthony Cosgrove, President & CEO
                                         Chief Accounting Officer