Form 10QSB/A
period 2005-06-30
Saint James CO
filed 2008-02-08
CIK 758256

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

                                     0-13738
                            (Commission file number)

                             THE SAINT JAMES COMPANY
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

        NORTH CAROLINA                                     56-1426581
        --------------                                     ----------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] [_]

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


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet
                                 June 30, 2005
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



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                            January 1, 1999
                                               Three Months Ended                Six Months Ended           (Inception) to
                                              June 30,         June 30,    June 30,        June 30,         June 30,
                                               2005            2004           2005             2004              2005

                                         -----------------  ------------  -------------   ---------------   ---------------
Sales                                 $                 -  $          -  $           -  $              -  $              -
Cost of Sales                                           -             -              -                 -                 -
                                         -----------------  ------------  -------------   ---------------   ---------------
Gross profit                                            -             -              -                 -                 -

Operating expenses
    Research and development                            -             -              -                 -                 -
    General and administrative                      7,500         9,286         15,000            31,865           159,720
                                         -----------------  ------------  -------------   ---------------   ---------------
Total operating expenses                            7,500         9,286         15,000            31,865           159,720
                                         -----------------  ------------  -------------   ---------------   ---------------
Loss from operation                                (7,500)       (9,286)       (15,000)          (31,865)         (159,720)
                                         -----------------  ------------  -------------   ---------------   ---------------
Other income (expense)
    Other income                                        -             -              -                 -             8,485
    Interest expense                                 (171)         (264)          (341)             (434)           (3,872)
                                         -----------------  ------------  -------------   ---------------   ---------------
Total other income (expense)                         (171)         (264)          (341)             (434)            4,613
                                         -----------------  ------------  -------------   ---------------   ---------------
Income before taxes                                (7,671)       (9,550)       (15,341)          (32,299)         (155,107)

Provision for taxes                                     -             -              -                 -                 -
                                         -----------------  ------------  -------------   ---------------   ---------------

Net loss                              $            (7,671) $     (9,550) $     (15,341) $        (32,299) $       (155,107)
                                         =================  ============  =============   ===============   ===============

Net loss per shares - basic and dilute$             (0.01) $      (0.01) $       (0.02) $          (0.03)
                                         =================  ============  =============   ===============
Weighted average shares outstanding               999,057       999,057        999,057           999,057
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



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         January 1, 1999
                                                                        Six Months Ended                 (Inception) to

                                                                   June 30,          June 30,              June 30,
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


                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

On January 10, 1984, the Company, now known as, The Saint James Company (the "Company") was incorporated under the laws of the State of North Carolina under the name Chem-Waste Corporation. On July 19, 1984, the Company changed its name to Radiation Disposal Systems, Inc. and on December 7, 2007 to its current name. The Company re-entered the development stage on January 1, 1999 and is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.


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