Form 10QSB/A
period 2005-09-30
Saint James CO
filed 2008-02-08
CIK 758256

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

As of Janaury 25, 2008, there were 11,999,057 shares of the registrant's sole class of common shares outstanding.

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



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                    January 1, 1999
                                            Three Months Ended                       Nine Months Ended               Inception   to
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

NOTE 6 - CONSULTING AGREEMENT

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington, Inc.. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services.

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