Form 10KSB/A
period 2005-12-31
Saint James CO
filed 2008-02-11
CIK 758256

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


                         Commission File Number: 0-13738

                             THE SAINT JAMES COMPANY

             (Exact Name of Registrant as Specified in its charter)

    North Carolina                                           56-1426581
---------------------                                        ----------
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



From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials. However, due to heavy competition in the industry, management decided to cease the Company's business operations in 1998. As of December 31, 2005 the Company does not currently have active business operations.


Reorganization Activities

Change of Company Name and Domicile

At the annual meeting in 1998, the Company's shareholders and board of directors voted to change the Company's name to The Saint James Company and to change the Company's domicile from North Carolina to Delaware. The Company incorporated The Saint James Company in Delaware, as an operating subsidiary on October 13, 1998, in order to effect re-incorporation.

However, the required Articles of Merger were not filed with the appropriate state entities and the re-incorporation did not occur. As of December 31, 2005, the Company and The Saint James Company (Delaware) remained two separate companies.



Effective August 11, 2003, the Company entered into a Reorganization Agreement with Funet Radio & Communications Corp. ("Funet"), a divided company formed under the laws of the Republic of China and the majority stockholders of Funet. None of the stockholders of Funet were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 7,000,000 shares of its restricted common stock to the stockholders of Funet, which would represent approximately 87.5% of the then issued and outstanding shares of the common stock of the Company. This transaction closed on September 30, 2003 and was subsequently rescinded because of non-performance and non-compliance on the part of Funet.



On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at February 20 2005, which were satisfied by issuance 6,000,000 shares of the Company's common stock at par value ($0.01) per share.


Management Changes

Rudy De La Garza resigned from the Board of Directors and from his position as President and Chief Executive Officer of the Company on January 1, 1999. Wayne Gronquist resigned as Executive Vice President of the Company and became President of the Company on January 1, 1999. Mr. Gronquist was the Secretary of the Company and the sole member of the Board of Directors.

Current Business Activities

On December 15, 2005, the Company made the acquisition of Animation Cell Art work from The Saint James Collection, LLC., a Nevada corporation, with a view to marketing and licensing the cells. Due to limited resources, the Company has not been able to pursue its marketing objectives in connection with the artwork. None of the members of The Saint James Collection, LLC were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company issued 5,000,000 shares of its restricted common stock to the stockholders of The Saint James Collection, LLC., The artwork has a value of $50,000 and the shares were issued issued at par value ($0.01) per share.

The animation cell artwork that the Company acquired is collectively called, The St. James Company Ninja Turtles Animation Collection ("the Ninja Turtles Animation Collection"). The Ninja Turtles Animation Collections consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand painted pan backgrounds of Ninja Turtles.

The Ninja Turtles Animation Collection consists of the following:

         PRODUCT:  Original Production Cels, QUANTITY: 23,719
         PRODUCT:  Packaged Cels,            QUANTITY: 18,680
         PRODUCT:  Pencil Drawings,          QUANTITY: 33,266
         PRODUCT:  Painted Backgrounds,      QUANTITY:  1,121



 As of December 31, 2005 the Company intended to focus its business operations on the marketing and sale of animation cell art. The Company intends to establish relationships with different distributors to sell the art. The Company will initially penetrate the market through two avenues. The first includes providing limited numbers of original Animation Cell Art to collectors through select retail venues. The second avenue is to work closely with charitable organizations, who would sell the original or reproduction art to the public or through school systems, in most states, as part of their fundraising efforts.

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

Due to our limited resources, we have not been able to pursue our business objectives.

                                  RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-KSB, in evaluating us and our business.

WE HAVE  INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

At December 31, 2005, we had an accumulated deficit of $3,653,179 and a stockholders' deficit of $43,604. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our financial statements for the years ended December 31, 2005 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, raising additional debt and/or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.



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

THE REGULATION OF PENNY STOCKS BY SEC AND NASD MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.


Our securities are currently quoted on the Grey Market. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of
$1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.


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


The shares of our common stock may be thinly-traded, if at all, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 currently provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.


THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our intention is for our shares of common stock to become quoted on the Over the Counter Bulletin Board. If a broker/kealer is successful in obtaining premission to quote our common stock on the over the counter bulletin board is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

EMPLOYEES

As of December 31, 2005 Wayne Gronquist is the President and sole Director Secretary of the Company. Mr. Gronquist does not receive compensation for serving as an officer of the Company or otherwise. The Company does not have any employees.

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






Recent Sales of Unregistered Securities

The Company made the following unregistered sales of its securities from January
1, 2005 through December 31, 2005.

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


The Ninja Turtles Animation Collection (also referred to as "Dino Cells") consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand-painted pan backgrounds (the quantity of which is listed in item 9).

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

Due to the Company's limited resources, the Company has not been able to pursue their business objectives and will be better positioned once the Company is quoted and traded on the OTC Bulletin Board.

The  Company   anticipates   potentially  hiring  one  or  two  marketing  sales
representatives to deal directly with distributors of art work and or greeting card companies.

PLAN OF OPERATIONS


On December 15, 2005, the Company entered into a purchased agreement with The Saint James Collection, LLC and purchased Limited Edition Animation Art Cell Collection or Sericells for 5,000,000 shares of Saint James Company. The 5,000,000 shares were valued atpar value ($0.01)per share. The Company has assets of $50,000. The Company has a net loss of $33,182 for the year ended December 31, 2005 and $47,641 for 2004.

Currently, management does not anticipate any circumstances in which the Company will produce revenues or acquire additional assets. If we are unable to raise sufficient financing to effectuate the marketing of our artwork, we will seek a potential merger candidate or purchaser for the Company to minimize the shareholders' loss.

RESULTS OF OPERATIONS

During the years ended December 31, 2005 and 2004, the Company did not recognize any revenues.

During the year ended December 31, 2005, the Company incurred $32,500 in general and administrative expenses compared to $46,866. The decrease of $14,000 attributed to the continual minimalization of operations.

During the year ended December 31, 2005, the Company recognized a net loss of $32 182 compared to a net loss of $48,000 in the year ended December 31, 2004. The decrease of $15,000 is attributable the decrease in general and administrative expenses as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2005, the Company had no cash or cash equivalents. The Company did have assets of $50,000, consisting of the artwork acquired during the year. The Company had liabilities of $93,604, all current. During the year ended December 31, 2005, the Company did not use or receive funds through either its investing or financing activities.

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

ITEM 7.  FINANCIAL STATEMENTS

See financial statements starting on Page 19.

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


Wayne Gronquist Esq. Mr. Gronquist has been our President and Secretary and a director of the Company since 1998. He is an attorney in private practice in Austin Texas with 26 years experience as corporate counsel and advisor for various privately held corporations. The operation of his law practice is Mr. Gronquist principal occupation. Mr. Gronquist has not held an office or served on the Board of Directors of any other corporation, besides his personal law practice, prior to his service for the Company.

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
Gronquist
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------



Mr. Gronquist serves on the Board of Directors and as an officer of the Company at the request of First Dominion, a previous majority owner of the outstanding Company shares. First Dominion is a client of Mr. Gronquist's law firm. Mr. Gronquist received $0 from First Dominion for work performed in 2005. The work performed for First Dominion is unrelated to the business of the Company. Mr. Gronquist does not receive any compensation for acting as the Trustee for First Dominion's Company shares.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2005, the number of shares of the Company's outstanding Common Stock owned beneficially by (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of such stock, (ii) each Director of the Company and (iii) each Executive Officer.

               Name and Address of                  Amount and Nature of       Percentage of Outstanding
                Beneficial Owner                   Beneficial Relationship          Common Stock(1)
-------------------------------------------------- ------------------------ ---------------------------------
Wynthrop Barrington, Inc.                                 1,000,000                       8.2%
1800 E. Sahara, Suite 107
Las Vegas, NV 90104
Michael Brovsky, LLC                                      1,000,000                       8.2%
5662 Calle Real #118
Goleta, CA 93117
Christian W. Johnson                                      1,000,000                       8.2%
7172 Hawthorne #110
Los Angeles CA 90046
Manufactures Warranty Group, Inc.                         1,000,000                       8.2%
3535 E. Coast Hwy, Suite 331
Corona del Mar, CA 92625
W. David Winitzky                                         1,000,000                       8.2%
3463 State Street, PMB 508
Santa Barbara, CA 9310
Curtis J. Bernhardt                                       1,000,000                       8.2%
PO Box 646
Glenhaven, CA 95443
June Masaki                                               1,000,000                       8.2%
PO Box 646
Glenhaven, CA 95443
Christie Jones                                            1,000,000                       8.2%
PO Box 646
Glenhaven, CA 95443
Union Standard Limited                                    1,000,000                       8.2%
1104 Nueces St
Austin, TX 78701
Credit Critque, Inc.                                      1,000,000                       8.2%
1740 E. Garry Ave., Suite 231
Santa Ana, CA 92705
Tropical Springs Investment, Inc.                         1,000,000                       8.2%
8883 West Flamingo Road, Suite 102
Las Vegas, NV 89147

Wayne Gronquist Esq.                                        -0-                           0%

1104 Nueces St
Austin TX 78701
Bruce Cosgrove, President & Director                       413,008                         3%
78536 Naples Dr.
La Quinta CA 92253
Stuart Hamilton, Director                                    -0-                           0%
#11 5736 59 Street
Edmonton, Alberta Canada T6B 3C3
All officers and Directors, as a group                      413,008                        3%

(1) Based on 11,999,057 shares of common stock issued and outstanding on December 31, 2005.

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

                                       THE SAINT JAMES COMPANY

Date:  February 6, 2008            By: /s/ Bruce Anthony Cosgrove
                                           --------------------------

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

Signature                             Title                     Date
---------                             -----                     ----

/s/ Bruce Anthony Cosgrove
----------------------------
Name: Bruce Anthony Cosgrove       President & CEO, Director   February 6, 2008

/s/ Wayne Gronquist
-----------------
Name: Wayne Gronquist              Secretary  & Director       February 6, 2008