Form 10QSB
period 2006-03-31
Saint James CO
filed 2008-02-11
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                        4505 Las Virgenes Road Suite 210
                               Calabasas, CA 91302
                    (Address of Principal Executive Offices)

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

State the number of shares outstanding of each of the issue's classes of common equity, as of the latest practicable date: As of January __, 2008, the Company had 11,999,057 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]





                             THE SAINT JAMES COMPANY
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements                                                                  3

           Balance Sheet as of March 31, 2006 (unaudited)                                        3

           Statements  of  Operations  for the three months ended March 31, 2006 and 2005 and the period from January 1, 1999
           to March 31, 2006 (unaudited)                                                         4

           Statement of Stockholders' Deficit for the period
           from January 1, 1999 to March 31, 2006 (unaudited)                                    5

           Statements  of Cash Flows for the three  months  ended March 31, 2006 and 2005 and the period from January 1, 1999
           to March 31, 2006 (unaudited)                                                         6
           Notes to Financial Statements (unaudited)                                             7

Item 2.    Management's Discussion and Analysis or Plan of Operations                           10
Item 3.    Controls and Procedures                                                              10

PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits                                                                             11

SIGNATURES 12


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             THE SAINT JAMES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)



      The Saint James Company
                      (A Development Stage Company)
           Balance Sheet
                                                                                                 March 31,
                                                                                                    2006
                                                                                              -----------------
                                                                                                (unaudited)
               Assets
     Cash and cash equivalents                                                                             $ -
     Other assets                                                                                       50,000
                                                                                              -----------------
Total assets                                                                                          $ 50,000
                                                                                              =================


                  Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable                                                                                 $ 25,616
     Advances from related parties                                                                      53,003
     Accrued interest                                                                                    9,262
     Accrued judgment                                                                                    5,894

                                                                                              -----------------
Total current liabilities                                                                               93,775
                                                                                              -----------------

Commitment and contingencies                                                                                 -

Stockholders' deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; none issued and outstanding                                                       -
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 11,999,057 issued and outstanding                                            11,999
     Additional paid-in capital                                                                      3,597,576
     Deficit accumulated during development stage                                                   (3,653,350)
                                                                                              -----------------
Total stockholders' deficit                                                                            (43,775)
                                                                                              -----------------
Tota liabilities and stockholders' deficit                                                            $ 50,000
                                                                                              =================

The accompanying notes are an integral part of these financial statements.

                                      F-1



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                          January 1,
                                                                  Three Months Ended                        1999 to
                                                          March 31,               March 31,                March 31,
                                                             2006                    2005                    2006
                                                      -------------------    ---------------------   ----------------------
Sales                                                 $                -     $                  -    $                   -
Cost of Sales                                                          -                        -                        -
                                                      -------------------    ---------------------   ----------------------
Gross profit                                                           -                        -                        -

Operating expenses
     Research and development                                          -                        -                        -
     General and administrative                                                             7,500                  177,220
                                                      -------------------    ---------------------   ----------------------
Total operating expenses                                               -                    7,500                  177,220
                                                      -------------------    ---------------------   ----------------------
Loss from operation                                                    -                   (7,500)                (177,220)
                                                      -------------------    ---------------------   ----------------------
Other income (expense)
     Interest income                                                   -                        -                        -
     Other income                                                      -                        -                    8,485
     Interest expense                                               (171)                    (170)                  (4,384)
                                                      -------------------    ---------------------   ----------------------
Total other income (expense)                                        (171)                    (170)                   4,101
                                                      -------------------    ---------------------   ----------------------
Income before taxes                                                 (171)                  (7,670)                (173,119)

Provision for taxes                                                    -                        -                        -
                                                      -------------------    ---------------------   ----------------------
Net loss                                              $             (171)    $             (7,670)   $            (173,119)
                                                      ===================    =====================   ======================
Net loss per shares - basic and diluted               $                *     $              (0.01)
                                                      ===================    =====================
Weighted average shares outsanding                            11,999,057                  999,057
                                                      ===================    =====================
     * Less than $(0.01) per share.

The accompanying noteas are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                                   (unaudited)
0

                                                             Common Stock                          Deficit
                                                        ------------------------                  Accumulated
                                                                                  Additional        During
                                                                                   Paid-in        Development
                                                         Shares       Amount       Capital          Stage        Total
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 1998                                   999,057      $ 999   $ 3,460,568    $ (3,480,232)   $ (18,665)

Net loss                                                           -          -             -          (6,115)      (6,115)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 1999                                   999,057        999     3,460,568      (3,486,347)     (24,780)
                                                        -------------  ---------  ------------  --------------  -----------
Net loss                                                           -          -             -         (22,670)     (22,670)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2000                                   999,057        999     3,460,568      (3,509,017)     (47,450)
                                                        -------------  ---------  ------------  --------------  -----------
Net loss                                                           -          -             -          (4,382)      (4,382)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2001                                   999,057        999     3,460,568      (3,513,399)     (51,832)
                                                        -------------  ---------  ------------  --------------  -----------
Net loss                                                           -          -             -          (4,314)      (4,314)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2002                                   999,057        999     3,460,568      (3,517,713)     (56,146)
                                                        -------------  ---------  ------------  --------------  -----------
Capital contribution from Funet                                    -          -        27,239               -       27,239
Net loss                                                           -          -             -         (54,643)     (54,643)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2003                                   999,057        999     3,487,807      (3,572,356)     (83,550)
                                                        -------------  ---------  ------------  --------------  -----------
Capital contribution from Funet                                    -          -        10,769               -       10,769
Net loss                                                           -          -             -         (47,641)     (47,641)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2004                                   999,057        999     3,498,576      (3,619,997)    (120,422)
                                                        -------------  ---------  ------------  --------------  -----------
Issuance of common stock for purchased assets              5,000,000      5,000        45,000               -       50,000
Issuance of common stock for purchased services            6,000,000      6,000        54,000               -       60,000
Net loss                                                           -          -             -         (33,182)     (33,182)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, December 31, 2005                                11,999,057     11,999     3,597,576      (3,653,179)     (43,604)
                                                        -------------  ---------  ------------  --------------  -----------
Net loss                                                           -          -             -            (171)        (171)
                                                        -------------  ---------  ------------  --------------  -----------
Balance, March 31, 2006                                   11,999,057   $ 11,999   $ 3,597,576    $ (3,653,350)   $ (43,775)
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

                                      F-3



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                           January 1,
                                                                       Three Months Ended                    1999 to
                                                                  March 31,          March 31,              March 31,
                                                                    2006                2005                  2006
                                                               ----------------   -----------------   ----------------------
                                                                 (unaudited)        (unaudited)            (unaudited)
Cash flows from operating activities
    Net loss                                                $             (171) $           (7,670) $              (173,119)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Common stock issued for services                                                                            60,000
         Gain on settlement of judgment                                      -                   -                   (8,485)
      Changes in operating assets and liabilities
         Decrease in accounts payable                                        -               7,500                   25,617
         Increase in accrued interest                                      171                 170                    4,262

                                                               ----------------   -----------------   ----------------------
Net cash used in operating activities                                        -                   -                  (91,725)
                                                               ----------------   -----------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                            -                   -                   53,003
    Capital contribution from Funet                                          -                   -                   38,008

                                                               ----------------   -----------------   ----------------------
Net cash provided by financing activities                                    -                   -                   91,011
                                                               ----------------   -----------------   ----------------------
Net decrease in cash                                                         -                   -                     (714)

Cash at beginning of period                                                  -                   -                      714

                                                               ----------------   -----------------   ----------------------
Cash at end of period                                       $                -  $                -  $                     -
                                                               ================   =================   ======================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for accounts payable
      valued at $60,000                                     $                -  $                -  $                60,000
                                                               ================   =================   ======================
    Issuance of 5,000,000 shares for artwork
      valued at $50,000                                     $                -  $                -  $                50,000
                                                               ================   =================   ======================
The accompanying notes are an integral part of these financial statements.

                                      F-4

                             THE SAINT JAMES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

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



On December 15, 2005, the Company entered into and consummated an acquisition of Sericells art work from The Saint James Collection, LLC., a Nevada Corporation, with a view to marketing and licensing the cells. Due to limited resources the Company has not been able to pursue its marketing objectives. None of the stockholders of The Saint James Collection, LLC. were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issued 5,000,000 shares of its restricted common stock to the members of The Saint James Collection, LLC. in reliance upon Regulation D under the Securities Act of 1933, which represent approximately 41% of the issued and outstanding shares of the common stock of the Company.

The St. James Company Ninja Turtles Animation Collection consists of a number of production Cels, pencil drawings, hand painted backgrounds and hand painted pan backgrounds.


Due to the Company's limited resources the Company has not been able to pursue their business objectives and will be better positioned once the Company is listed and trading on the NASD OTC BB wherein said listing will facilitate financing.

NOTE 2 - BASIS OF PRESENTATION, MANAGEMENT'S PLAN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Period

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

NOTE 3 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2005 and 2004 is as follows:

                                           2005                     2004
                                      ------------              ------------

Federal income tax rate                      34.0 %                   34.0 %
Effect of net operating loss                (34.0)%                  (34.0)%
                                      ------------              -------------
Effective income tax rate                     0.0 %                    0.0 %
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
                                               ==================

At December 31, 2005 and 2004, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. Net operating loss carry forwards of approximately $3,600,000 began to expire in 1999 of which $640,000 are still available as of March 31, 2006.

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

NOTE 6 - CONSULTING AGREEMENT

On February 15, 2004 the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at February 15, 2005 which were then paid to the consultant by issuance of 6,000,000 shares of the Company's stock of at $0.01 (par value) per share.

ITEM 2.  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the our financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. This discussion contains forward-looking statements that involve risks and uncertainties.

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


RESULTS OF OPERATIONS

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005

For the three months ended March 31, 2006, we did not incur any general and administrative expenses compared to $7,500 during the three months ended March 31, 2006. The decrease of $7,500 was due to a decrease in administrative activities, specifically, services in connection with a discontinued consulting agreement were stopped.

During the three months ended March 31, 2006, the Company incurred a net loss of $171 compared to a net loss of $7,670 for the three months ended March 31, 2005. The decrease of $7,499 was a result of the decrease in general and administrative expenses discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2006, the Company had no cash or cash equivalents. At March 31, 2006, the Company had total assets of $50,000, consisting of the art work acquired in December 2005. At March 31, 2006, the Company had liabilities of $93,775, all current. During the three months ended March 31, 2006, the Company did not use or receive funds through either its investing or financing activities.

Consequently, we are now dependent on raising additional equity and, or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. There can be no assurances that we will be able to raise such funds

CAPITAL RESOURCES

We had no capital resources at March 31, 2006.

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

                                                  THE SAINT JAMES COMPANY




February 6, 2008                        By:      /s/ Bruce Anthony Cosgrove
                                                     --------------------------
                                                     Bruce Anthony Cosgrove,
                                                     President & CEO