Form 10QSB
period 2006-06-30
Saint James CO
filed 2008-02-11
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                        4505 Las Virgenes Road, Suite 210
                               Calabasas, CA 91302
                               -------------------
                    (Address of Principal Executive Offices)

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

State the number of shares outstanding of each of the issue's classes of common equity, as of the latest practicable date: As of January xx, 2008 - 11,999,057 shares of commons stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]




                             THE SAINT JAMES COMPANY
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements                                                                  3

           Balance Sheet as of June 30, 2006 (unaudited)                                         3

           Statements of Operations  for the three and six months ended June 30,
           2006 and 2005 and the period from January 1, 1999
            to June 30, 2006 (unaudited)                                                         4

           Statement of Stockholders' Deficit for the period
           from January 1, 1999 to June 30, 2006 (unaudited)                                     5

           Statements  of Cash Flows for the six months  ended June 30, 2006 and
           2005 and the period from January 1, 1999
           to June 30, 2006 (unaudited)                                                          6
           Notes to Financial Statements (unaudited)                                             7

Item 2.    Management's Discussion and Analysis or Plan of Operations                           10
Item 3.    Controls and Procedures                                                              10


PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds                           11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits                                                                             11


SIGNATURES 12

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             THE SAINT JAMES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)


                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet
                                 June 30, 2006
                                   (Unaudited)

               Assets
     Cash and cash equivalents                                                                               -
     Other assets                                                                                       50,000
                                                                                              -----------------
     Total assets                                                                                     $ 50,000
                                                                                              =================


                  Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable                                                                                 $ 25,616
     Advances from related parties                                                                      53,003
     Accrued interest                                                                                    9,432
     Accrued judgment                                                                                    5,894
                                                                                              -----------------
Total current liabilities                                                                               93,945
                                                                                              -----------------
Commitment and contingencies                                                                                 -

Stockholders' deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; none issued and outstanding                                                       -
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 999,057 issued and outstanding                                               11,999
     Additional paid-in capital                                                                      3,597,576
     Deficit accumulated during development stage                                                   (3,653,520)
                                                                                              -----------------
Total stockholders' deficit                                                                            (43,945)
                                                                                              -----------------
Total liabilities and stockholders' deficit                                                            $ 50,000
                                                                                              =================

The accompanying notes are an integral part of these financial statements.




                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                           Development
                                                                                                          Stage - January 1,
                                              Three Months Ended               Six Months Ended              1999 to
                                            June 30,        June 30,       June 30,        June 30,          June 30,
                                              2006            2005           2006            2005              2006
                                         ----------------  -----------   -------------   --------------   ---------------
                                           (unaudited)      (unaudited)  (unaudited)      (unaudited)      (unaudited)
Sales                                  $               -  $         -  $            -  $             -  $              -
Cost of Sales                                          -            -               -                -                 -
                                         ----------------  -----------   -------------   --------------   ---------------
Gross profit                                           -            -               -                -                 -

Operating expenses
    Research and development                           -            -               -                -                 -
    General and administrative                         -        7,500               -           15,000           177,220
                                         ----------------  -----------   -------------   --------------   ---------------
Total operating expenses                               -        7,500               -           15,000           177,220
                                         ----------------  -----------   -------------   --------------   ---------------

Loss from operation                                    -       (7,500)              -          (15,000)         (177,220
                                         ----------------  -----------   -------------   --------------   ---------------

Other income (expense)
    Interest income                                    -            -               -                -                 -
    Other income                                       -            -               -                -             8,485
    Interest expense                                (170)        (171)           (341)            (341)           (4,554)
                                         ----------------  -----------   -------------   --------------   ---------------
Total other income (expense)                        (170)        (171)           (341)            (341)            3,931
                                         ----------------  -----------   -------------   --------------   ---------------
Income before taxes                                 (170)      (7,671)           (341)         (15,341)         (173,289)

Provision for taxes                                    -            -               -                -                 -
                                         ----------------  -----------   -------------   --------------   ---------------
Net loss                               $            (170) $    (7,671) $         (341) $       (15,341) $       (173,289)
                                         ================  ===========   =============   ==============   ===============
Net loss per shares - basic and dilutd                 *  $     (0.01) $            *  $         (0.02)
                                         ================  ===========   =============   ==============
Weighted average shares outsanding            11,999,057      999,057      11,999,057          999,057
                                         ================  ===========   =============   ==============
    * Less than ($0.01) per share.

The accompanying notes are an integral part of these financial statements.




                             The Saint James Company
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                                  (Unaudited)


                                                                                     Deficit
                                                                                    Accumulated
                                                                                    Additional       During
                                                              Common Stock           Paid-in      Development
                                                         Shares        Amount        Capital         Stage        Total
                                                       -------------  ------------  -----------  -------------  -----------

Balance, December 31, 1998                                  999,057         $ 999   $3,460,568   $ (3,480,232)   $ (18,665)
Net loss                                                                                               (6,115)      (6,115)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 1999                                  999,057           999    3,460,568     (3,486,347)     (24,780)

Net loss                                                                                              (22,670)     (22,670)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2000                                  999,057           999    3,460,568     (3,509,017)     (47,450)

Net loss                                                                                               (4,382)      (4,382)
                                                       -------------  ------------  -----------  -------------  -----------

Balance, December 31, 2001                                  999,057           999    3,460,568     (3,513,399)     (51,832)

Net loss                                                                                               (4,314)      (4,314)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2002                                  999,057           999    3,460,568     (3,517,713)     (56,146)

Capital contribution from Funet                                                         27,239                      27,239
Net loss                                                                                              (54,643)     (54,643)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2003                                  999,057           999    3,487,807     (3,572,356)     (83,550)

Capital contribution from Funet                                                         10,769                      10,769
Net loss                                                                                              (47,641)     (47,641)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2004                                  999,057           999    3,498,576     (3,619,997)    (120,422)
                                                       -------------  ------------  -----------  -------------  -----------
Issuance of common stock for purchased assets             5,000,000         5,000       45,000                      50,000
Issuance of common stock for purchased services           6,000,000         6,000       54,000                      60,000
Net loss                                                                                              (33,182)     (33,182)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2005                               11,999,057        11,999    3,597,576     (3,653,179)     (43,604)
                                                       -------------  ------------  -----------  -------------  -----------
Net loss                                                                                                 (341)        (341)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, June 30, 2006                                   11,999,057      $ 11,999   $3,597,576   $ (3,653,520)   $ (43,945)
                                                       =============  ============  ===========  =============  ===========

The accompanying notes are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                            January 1,
                                                                        Six Months Ended                     1999 to
                                                                  June 30,            June 30,              June 30,
                                                                    2006                2005                  2006
                                                               ----------------   -----------------   ----------------------
                                                                 (unaudited)        (unaudited)            (unaudited)
Cash flows from operating activities
    Net loss                                                $             (341) $          (15,341) $              (173,289)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Common stock issued for services                                    -                   -                   60,000
         Gain on settlement of judgment                                      -                   -                   (8,485)
      Changes in operating assets and liabilities
         Increase in accounts payable                                        -              15,000                   25,617
         Increase in accrued interest                                      341                 341                    4,432

                                                               ----------------   -----------------   ----------------------
Net cash used in operating activities                                        -                   -                  (91,725)
                                                               ----------------   -----------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                            -                   -                   53,003
    Capital contribution from Funet                                          -                   -                   38,008

                                                               ----------------   -----------------   ----------------------
Net cash provided by financing activities                                    -                   -                   91,011
                                                               ----------------   -----------------   ----------------------
Net decrease in cash                                                         -                   -                     (714)

Cash at beginning of period                                                  -                   -                      714

                                                               ----------------   -----------------   ----------------------
Cash at end of period                                       $                -  $                -  $                     -
                                                               ================   =================   ======================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for accounts payable
      valued at $60,000                                     $                -  $                -  $                60,000
                                                               ================   =================   ======================
    Issuance of 5,000,000 shares for artwork
      valued at $50,000                                     $                -  $                -  $                50,000
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


On December 15, 2005, the Company entered into and consummated an acquisition of Sericells art work from The Saint James Collection, LLC., a Nevada Corporation, with a view to marketing and licensing the cells. Due to limited resources the Company has not been able to aggressively pursue its marketing objectives. None of the members of The Saint James Collection, LLC. were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issued 5,000,000 shares of its restricted common stock to the stockholders of The Saint James Collection, LLC. in reliance upon Regulation D under the Securities Act of 1933, which represent approximately 41% of the issued and outstanding shares of the common stock of the Company.

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

NOTE 2 - BASIS OF PRESENTATION, MANAGEMENT'S PLAN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Presentation

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the application of FIN 48 to have a material affect on its financial statements.

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

NOTE 3 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2005 and 2004 is as follows:

                                          2005                     2004
                                      -----------               ---------

Federal income tax rate                      34.0 %                    34.0 %
Effect of net operating loss                (34.0)%                   (34.0)%
                                    ---------------           ----------------
Effective income tax rate                     0.0 %                     0.0 %
                                    ================          ================

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 are as follows:

Loss carry forwards                   $       256,000
Less valuation allowance                     (256,000)
                                    ----------------------
                                      $            --
                                    ======================

At December 31, 2005 and 2004, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. Net operating loss carry forwards of approximately $3,600,000 began to expire in 1999 of which $640,000 are still available as of December 31, 2005.

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

NOTE 6 - CONSULTING AGREEMENT

On February 15, 2004 the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at December 15, 2005 which were then paid to the consultant by issuance of 6,000,000 shares of the Company's stock es at $0.01 (par value) per share.

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


RESULTS OF OPERATIONS

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

For the three months ended June 30, 2006, we did not incur any general and administrative expenses compared to $7,500 during the three months ended June 30, 2005. The decrease of $7,500 was due to a decrease in administrative activities, specifically, services in connection with a discontinued consulting agreement were stopped.

During the three months ended June 30, 2006, the Company incurred a net loss of $170 compared to a net loss of $7,671 for the three months ended June 30, 2005. The decrease of $7,499 was a result of the decrease in general and administrative expenses discussed above.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

For the six months ended June 30, 2006, we did not incur any general and administrative expenses compared to $15,000 during the six months ended June 30, 2005. The decrease of $15,000 was due to a decrease in administrative activities, specifically, services in connection with a discontinued consulting agreement were stopped.

During the six months ended June 30, 2006, the Company incurred a net loss of $341 compared to a net loss of $15,341 for the six months ended June 30, 2005. The decrease of $15,000 was a result of the decrease in general and administrative expenses discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2006, the Company had no cash or cash equivalents. At June 30, 2006, the Company had total assets of $50,000, consisting of the art work acquired in December 2005. At June 30, 2006, the Company had liabilities of $93,945, all current. During the six months ended June 30, 2006, the Company did not use or receive funds through either its investing or financing activities.

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

We had no capital resources at June 30, 2006.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

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