Form 10QSB
period 2006-09-30
Saint James CO
filed 2008-02-11
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                          4505 Las Virgenes, Suite 210
                          ----------------------------
                               Calabasas, CA 91302
                    (Address of Principal Executive Offices)

                                 (310) 739-5696
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                                       ---
 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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

State the number of shares outstanding of each of the issue's classes of common equity, as of the latest practicable date: As of January xx, 2008 - 11,999,057 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]








                             THE SAINT JAMES COMPANY
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements                                                                  3

           Balance Sheet as of September 30, 2006 (unaudited)                                    3

           Statements  of  Operations  for  the  three  and  nine  months  ended
           September 30, 2006 and 2005 and the period from January 1, 1999
           to September 30, 2006 (unaudited)                                                     4

           Statement of Stockholders' Deficit for the period
           from January 1, 1999 to September 30, 2006 (unaudited)                                5

           Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and the period from January 1, 1999
           to September 30, 2006 (unaudited)                                                     6
           Notes to Financial Statements (unaudited)                                             7

Item 2.    Management's Discussion and Analysis or Plan of Operations                           11
Item 3.    Controls and Procedures                                                              11


PART II.   OTHER INFORMATION                                                                    12

Item 1.    Legal Proceedings                                                                    12

Item 2.    Unregistered Sales of Equity and Use of Proceeds                                     12

Item 3.    Defaults Upon Senior Securities                                                      12

Item 4.    Submission of Matters to a Vote of Security Holders                                  12

Item 5.    Other Information                                                                    12

Item 6.    Exhibits                                                                             12


SIGNATURES 13


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                               September 30,
                                                                                                    2006
                                                                                              -----------------
                                                                                                (unaudited)
               Assets

     Cash and cash equivalents                                                                             $ -
     Other assets                                                                                       50,000
                                                                                              -----------------
Total assets                                                                                          $ 50,000
                                                                                              =================
                  Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable                                                                                 $ 25,616
     Advances from related parties                                                                      53,003
     Accrued interest                                                                                    9,603
     Accrued judgment                                                                                    5,894

                                                                                              -----------------
Total current liabilities                                                                               94,116
                                                                                              -----------------
Commitment and contingencies                                                                                 -

Stockholders' deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; none issued and outstanding                                                       -
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 11,999,057 issued and outstanding                                            11,999
     Additional paid-in capital                                                                      3,597,576
     Deficit accumulated during development stage                                                   (3,653,691)
                                                                                              -----------------
Total stockholders' deficit                                                                            (44,116)
                                                                                              -----------------
Total liabilities and stockholders' deficit                                                            $ 50,000
                                                                                              =================

The accompanying notes are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                              January 1,
                                               Three Months Ended               Nine Months Ended              1999 to
                                           September 30,    September 30,  September 30,    September 30,   September 30,
                                               2006            2005           2006             2005              2006
                                         -----------------  ------------  -------------   ---------------   ---------------
                                           (unaudited)       (unaudited)    (unaudited)    (unaudited)       (unaudited)
Sales                                   $               -  $          -  $           -  $              -  $              -
Cost of Sales                                           -             -              -                 -                 -
                                         -----------------  ------------  -------------   ---------------   ---------------
Gross profit                                            -             -              -                 -                 -

Operating expenses
    Research and development                            -             -              -                 -                 -
    General and administrative                          -        17,500              -            32,500           177,220
                                         -----------------  ------------  -------------   ---------------   ---------------
Total operating expenses                                -        17,500              -            32,500           177,220
                                         -----------------  ------------  -------------   ---------------   ---------------
Loss from operation                                     -       (17,500)             -           (32,500)         (177,220)
                                         -----------------  ------------  -------------   ---------------   ---------------
Other income (expense)
    Interest income                                     -             -              -                 -                 -
    Other income                                        -             -              -                 -             8,485
    Interest expense                                 (171)         (171)          (512)             (512)           (4,725)
                                         -----------------  ------------  -------------   ---------------   ---------------
Total other income (expense)                         (171)         (171)          (512)             (512)            3,760
                                         -----------------  ------------  -------------   ---------------   ---------------
Income before taxes                                  (171)      (17,671)          (512)          (33,012)         (173,460)

Provision for taxes                                     -             -              -                 -                 -
                                         -----------------  ------------  -------------   ---------------   ---------------
Net loss                                $            (171) $    (17,671) $        (512) $        (33,012) $       (173,460)
                                         =================  ============  =============   ===============   ===============
Net loss per shares - basic and dilute$                 *  $      (0.02) $           *  $          (0.03)
                                         =================  ============  =============   ===============
Weighted average shares outstanding            11,999,057     1,118,622     11,999,057         1,039,498
                                         =================  ============  =============   ===============
    * Less than ($0.01) per share.


The accompanying notes are an integral part of these financial statements.


               The Saint James Company
            (A Development Stage Company)
         Statement of Stockholders' Deficit
                     (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                             Common Stock          Additional     During
                                                        ------------------------  Paid-in       Development
                                                           Shares       Amount    Capital         Stage         Total
                                                        -------------  ---------  -----------------------------------------
Balance, December 31, 1998                                   999,057      $ 999    $3,460,568   $ (3,480,232)    $ (18,665)
Net loss                                                                                              (6,115)       (6,115)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 1999                                   999,057        999     3,460,568     (3,486,347)      (24,780)

Net loss                                                                                             (22,670)      (22,670)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2000                                   999,057        999     3,460,568     (3,509,017)      (47,450)

Net loss                                                                                              (4,382)       (4,382)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2001                                   999,057        999     3,460,568     (3,513,399)      (51,832)

Net loss                                                                                              (4,314)       (4,314)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2002                                   999,057        999     3,460,568     (3,517,713)      (56,146)

Capital contribution from Funet                                                        27,239                       27,239
Net loss                                                                                             (54,643)      (54,643)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2003                                   999,057        999     3,487,807     (3,572,356)      (83,550)

Capital contribution from Funet                                                        10,769                       10,769
Net loss                                                                                             (47,641)      (47,641)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2004                                   999,057        999     3,498,576     (3,619,997)     (120,422)
                                                        -------------  ---------  ------------  -------------  ------------
Issuance of common stock for purchased assets              5,000,000      5,000        45,000                       50,000
Issuance of common stock for purchased services            6,000,000      6,000        54,000                       60,000
Net loss                                                                                             (33,182)      (33,182)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2005                                11,999,057     11,999     3,597,576     (3,653,179)      (43,604)
                                                        -------------  ---------  ------------  -------------  ------------
Net loss                                                                                                (512)         (512)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, September 30, 2006                               11,999,057   $ 11,999    $3,597,576   $ (3,653,691)    $ (44,116)
                                                        =============  =========  ============  =============  ============

The accompanying notes are an integral part of these financial statements



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                       January 1,
                                                                     Nine Months Ended                   1999 to
                                                               September 30,     September 30,        September 30,
                                                                  2006              2005                  2006
                                                             ---------------   ----------------   ----------------------
                                                              (unaudited)        (unaudited)           (unaudited)
Cash flows from operating activities
    Net loss                                                $          (512) $         (33,012) $              (173,460)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Common stock issued for services                                                                        60,000
         Gain on settlement of judgment                                   -                  -                   (8,485)
      Changes in operating assets and liabilities
         Increase in accounts payable                                     -             32,500                   25,617
         Increase in accrued interest                                   512                512                    4,603

                                                             ---------------   ----------------   ----------------------
Net cash used in operating activities                                     -                  -                  (91,725)
                                                             ---------------   ----------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                         -                  -                   53,003
    Capital contribution from Funet                                                                              38,008

                                                             ---------------   ----------------   ----------------------
Net cash provided by financing activities                                 -                  -                   91,011
                                                             ---------------   ----------------   ----------------------
Net decrease in cash                                                      -                  -                     (714)

Cash at beginning of period                                               -                  -                      714

                                                             ---------------   ----------------   ----------------------
Cash at end of period                                     $               -  $               -  $                     -
                                                             ===============   ================   ======================
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for accounts payable
      valued at $60,000                                   $               -  $               -  $                60,000
                                                             ===============   ================   ======================
    Issuance of 5,000,000 shares for artwork
      valued at $50,000                                   $               -  $               -  $                50,000
                                                             ===============   ================   ======================
The accompanying notes are an integral part of these financial statements.


                             THE SAINT JAMES COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)

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

On December 15, 2005, the Company entered into and consummated an acquisition of Sericells art work from The Saint James Collection, LLC., a Nevada Corporation, with a view to marketing and licensing the cells. Due to limited resources the Company has not been able to pursue its marketing objectives. None of the members of The Saint James Collection, LLC. were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 5,000,000 shares of its restricted common stock to the stockholders of The Saint James Collection, LLC in reliance upon Regulation D under the Securities Act of 1933, which represent approximately 41% of the issued and outstanding shares of the common stock of the Company.

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

NOTE 2 - BASIS OF PRESENTATION, MANAGEMENT'S PLAN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Presentation

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

NOTE 6 - CONSULTING AGREEMENT

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at December 15, 2005, which were then paid to the consultant by issuance of 6,000,000 shares of the Company's common stock at $0.01 (par value) per share.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

For the three months ended September 30, 2006, we did not incur any general and administrative expenses compared to $17,500 during the three months ended September 30, 2005. The decrease of $17,500 was due to a decrease in administrative activities, specifically, services in connection with a discontinued consulting agreement were stopped.

During the three months ended September 30, 2006, the Company incurred a net loss of $171 compared to a net loss of $17,671 for the three months ended September 30, 2005. The decrease of $17,500 was a result of the decrease in general and administrative expenses discussed above.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

For the nine months ended September 30, 2006, we did not incur any general and administrative expenses compared to $32,500 during the nine months ended September 30, 2005. The decrease of $32,500 was due to a decrease in administrative activities, specifically, services in connection with a discontinued consulting agreement were stopped.

During the nine months ended September 30, 2006, the Company incurred a net loss of $512 compared to a net loss of $33,012 for the nine months ended September 30, 2005. The decrease of $33,500 was a result of the decrease in general and administrative expenses discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2006, the Company had no cash or cash equivalents. At September 30, 2006, the Company had total assets of $50,000, consisting of the art work acquired in December 2005. At September 30, 2006, the Company had liabilities of $94,116, all current. During the nine months ended September 30, 2006, the Company did not use or receive funds through either its investing or financing activities.

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

We had no capital resources at September 30, 2006.

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