Form 10KSB
period 2006-12-31
Saint James CO
filed 2008-02-12
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


                         Commission File Number: 0-13738

                             THE SAINT JAMES COMPANY

             (Exact Name of Registrant as Specified in its charter)

       North Carolina                                      52-1426581
      ---------------                                      ----------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


                        4505 Las Virgenes Road, Suite 210
                               Calabasas, CA 91302
                                 (310) 739-5696
                              --------------------
          (Address and Telephone Number of Principal Executive Offices)

        Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.


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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on September 14, 2007 was $0.

On January, 2007, the Registrant had 11,999,057 shares of its common stock issued and outstanding. Of the 11,999,057 shares issued and outstanding, 11,586,046 shares are held by non-affiliates. The Registrant's common stock does not trade on any public markets at this time.

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



                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although The Saint James Company ("Saint James" or the "Company", which may also be referred to as "we", "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, achieve a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-KSB. You are urged to carefully consider these factors, as well as other information contained in this Form 10-KSB and in our other periodic reports and documents filed with the SEC.

ITEM 1.   DESCRIPTION OF BUSINESS.

Chem-Waste Corporation (the "Company," "we," or "us") was incorporated on January 10, 1984 under the laws of the State of North Carolina. On July 19, 1984, Chem-Waste Corporation changed its name to Radiation Disposal Systems, Inc. From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials. However, due to heavy competition in the industry, that aspect of the Company's business operations ceased in 1998.

On November 19, 1998 Radiation Disposal Systems, Inc. exchanged all of its outstanding shares for an equivalent number of shares in The Saint James Company, an entity that had been incorporated in Delaware on October 13, 1998. In connection with that transaction, we changed our name to The Saint James Company.

From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials. However, due to heavy competition in the industry, management decided to cease the Company's business operations in 1998. The Company does not currently have active business operations, other than holding certain artwork and it is currently searching to find a potential purchaser or merger candidate

Reorganization Activities

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

Management believed that the Company's attorneys completed all corporate formalities to effectuate the merger on October 13, 1998. After October 13, 1998, the Company Management performed all corporate business and transactions under the name The Saint James Company. However, the required Articles of Merger were not filed with the appropriate state entities. As of December 31, 2006, the Company and The Saint James Company remained two separate companies.

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

Effective August 11, 2003, the Company entered into a Reorganization Agreement with Funet Radio & Communications Corp. ("Funet"), a divided company formed under the laws of the Republic of China and the majority stockholders of Funet,. None of the stockholders of Funet were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 7,000,000 shares of its restricted common stock to the stockholders of Funet, which would represent approximately 87.5% of the then issued and outstanding shares of the common stock of the Company. This transaction closed on September 30, 2003 and was subsequently rescinded because of non-performance and non-compliance on the part of Funet. As a result, the 14C Information Statement and Proxy Statement to be filed in connection with obtaining approval of the Agreement and original Plan of Merger of Radiation Disposal Systems, Inc. and The Saint James Company was also been rescinded and therefore retrospectively not approved by the necessary majority shareholder vote due to Funet's non-compliance and inability to produce audited financial statements in accordance with United States Generally Accepted Accounting Principals (US GAAP),

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at February 20 2005, which were then paid by issuance 6,000,000 shares of the Company's common stock at $0.01 per share. Neither Wynthrop Barrington nor the partners of Wynthrop Barrington filed a Form 3 or a Form 4 in connection with the issuance of the shares

Management Changes

Rudy De La Garza resigned from the Board of Directors and from his position as President and Chief Executive Officer of the Company on January 1, 1999. Wayne Gronquist resigned as Executive Vice President of the Company and became President of the Company on January 1, 1999. Mr. Gronquist was the Secretary of the Company and the sole member of the Board of Directors.

Current Business Activities

On December 15, 2005, the Company made the acquisition of Animation Cell Art work from The Saint James Collection, LLC., a Nevada Corporation, with a view to marketing and licensing the cells. Due to limited resources, the Company has not been able to aggressively pursue its marketing objectives in connection with the artwork. None of the stockholders of The Saint James Collection, LLC. were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company issued 5,000,000 shares of its restricted common stock to the stockholders of The Saint James Collection, LLC., which represent approximately 41% of the issued and outstanding shares of the common stock of the Company at the time. The artwork has a value of $50,000, which was based upon 5,000,000 shares of common stock issued at a value $0.01 per share (par value).

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

Animation Industry

Animation has historically been known as the principal medium of entertainment for children. Originally, animation was primarily targeted at a television audience consisting mainly of children. The production of animation has typically involved developing a range of specific characters suitable to a story line, then developing visual effects through the enactment of characters to the story plot, using individually photographed Cels. The individual Cels are hand produced on clear Celluloid film over a hand painted background, one scene at a time.
..
                                  RISK FACTORS

WE HAVE  INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

At December 31, 2006, we had an accumulated deficit of $3,653,861 and a stockholders' deficit of $44,286. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended December 31, 2006 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, raising additional debt and/or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year (6 months starting February 15, 2008) may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

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


EMPLOYEES

Bruce Anthony Cosgrove is the President and CEO as of November 2006; Wayne Gronquist, Esq. is the Secretary of the Company, Mr. Hamilton is a Director of the Company and was appointed at the Nov 06, 2006 Board of Director Meeting. Neither Mr. Gronquist, Mr. Cosgrove nor Mr. Hamilton do not currently receive compensation for serving as an officer of the Company or otherwise. The Company does not have any employees.


ITEM 2.  PROPERTIES

The Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company or any of its officers and directors are a party or of which any of the Company's property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by us to a vote of our security holders during the years ended December 31, 2006 and 2005, or subsequent to that date.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

 On January, 2008, the Company had 1,917 shareholders of record..

 STOCKHOLDER MATTERS

The Company's common stock currently does not trade on the over-the-counter market or any national exchange. Due to lack of trading, no bid and asked closing prices per share for the Company's common stock for any quarterly period in 2005 or 2004 are available. On January, 2008, the Company had 1,917 shareholders of record..

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

The Company made the following unregistered sales of its securities from January 1, 2005 through December 31, 2007.


  DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES   CONSIDERATION           CLASS OF PURCHASER
  ------------        -------------------     -------------   -------------           ------------------

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

PLAN OF OPERATIONS

On December 15, 2005, the Company entered into a purchased agreement with The Saint James Collection, LLC and purchased Limited Edition Animation Art Cell Collection or Sericells for 5,000,000 shares of Saint James Company. The 5,000,000 shares were valued at $0.01 per share. The Company has assets of $50,000. The Company has a net loss of $682 for the year ended December 31, 2006 and $ $32,182 for 2005. Currently, management does not anticipate any circumstances in which the Company will produce revenues or acquire assets. Management is seeking a potential merger candidate or purchaser for the Company to minimize the shareholders' loss.

RESULTS OF OPERATIONS

During the years ended December 31, 2006 and 2005, the Company did not recognize any revenues.

During the year ended December 31, 2006, the Company incurred $32,500 in general and administrative expenses compared to $46,866 for the year ended December 31, 2005. The decrease of $14,366 is attributed to the decrease in general and administrative expenses.

During the year ended December 31, 2006, the Company recognized a net loss of $33,182 compared to a net loss of $47,641 in the year ended December 31, 2006. The decrease of $14,459 is attributable the decrease in general and administrative expenses as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2006, the Company had no cash or cash equivalents. The Company did have assets of $50,000, consisting of the artwork acquired during the year. The Company had liabilities of $93,604, all current. During the year ended December 31, 2006, the Company did not use or receive funds through either its investing or financing activities.

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

See financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June, 12 2006, the Board of Directors of the Company, authorized the dismissal of Stonefield Josephson (Stonefield) as the Registrant's independent registered public accounting firm.

Stonefield's reports on the Registrant's consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the two-year period ended December 31, 2004, contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding the Registrant's "ability to continue as a going concern". The Registrant had no disagreements with Stonefield Josephson in connection with its audits for the two most recent fiscal years, and for interim periods subsequent to December 31, 2004, through the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Josephson, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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


Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B  Other Information

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

All Directors are elected each year by the shareholders of the Company's at its annual meeting normally held in November. Wayne Gronquist, elected by the shareholders at the 1998 annual meeting, served until 2006 as the sole Director of the Company. In November of 2006, Bruce Anthony Cosgrove was elected as a Director and was appointed as the Company's President and CEO and Stuart Douglas Hamilton was elected as a Director. Each Director holds office until his death, resignation, retirement, removal, disqualification, or until his successor is elected and qualified.


Wayne Gronquist resigned from his position as President but still holds the Secretary position and is a Board of Director. Bruce Anthony Cosgrove was elected as a Board of Director and became President and CEO of the Company in 2006. Stuart Douglas Hamilton was also elected a Board of Director.






The Officer and Directors of the Company, as of December 31, 2005, are as follows:

              Name                        Commenced            Age                  Position
----------------------------------    -------------------    --------    --------------------------------
Bruce Anthony Cosgrove                       2006              55        President & CEO, Director
Wayne Gronquist, Esq.                        1998              64        Secretary, Director
Stuart Douglas Hamilton                      2006              46        Director


Bruce Anthony Cosgrove. Mr. Cosgrove was appointed President, CEO, and a director in November of 2006. Mr. Cosgrove has spent twenty years as an Investment Banker and eight years as a Research Chemist. He has a Bachelor of Science and a Master of Science in Chemistry and studies towards his Doctorate in Chemistry from Simon University in Canada.

Wayne Gronquist. Mr. Gronquist has been Secretary and a director of the Company since 1998. Commencing in 1998 and continuing until November 6, 2006, he also was our President and CEO. For the preceding 26 years, Mr. Gronquist has been an attorney in private practice in Austin, Texas, primarily focusing on corporate matters. The operation of his law practice is Mr. Gronquist's principal occupation.

Stuart Douglas Hamilton. Mr. Hamilton has been a director of the Company since November 6, 2006. For the preceding two years, he has also been employed by BC Bearings Engineers Ltd., as an Oil Services Manager and for the immediately preceding five years, he was employed by HYDAC Canada, as its Western Canadian Manager.

Code of Ethics

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Changes in Director Nomination

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its officers for the year ended December 31, 2006 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                          None equity   Nonqualified
                                                           incentive      deferred
                                       Stock    Option       plan       compensation     All other
    Name &            Salary   Bonus   awards   awards   compensation     earnings      compensation   Total
   Position     Year    ($)     ($)      ($)      ($)         ($)            ($)            ($)         ($)
--------------- ----- -------- ------- -------- -------- -------------- -------------- --------------- ------
Wayne
Gronquist,
Secretary
and
Director       2006   $-0-     $-0-    $ -0-    $ -0-       $ -0-          $-0-            $-0-       $-0-

Bruce
Cosgrove,
President
and CEO        2006   $-0-     $-0-    $ -0-    $ -0-       $ -0-          $-0-            $-0-       $-0-


EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the year ended December 31, 2006.

 DIRECTOR COMPENSATON

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2005.


                                                                     Nonqualified
                                                     Non-equity       deferred
                Fees                               incentive plan    compensation       All other
                earned         Stock     Option     compensation       earnings       compensation    Total
     Name       or             awards    awards          ($)              ($)              ($)         ($)
                paid             ($)       ($)
                in
                cash
                  ($)
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
Wayne            $ -0-          $ -0-     $ -0-         $ -0-            $ -0-            $ -0-       $ -0-
Gronquist
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
Bruce            $ -0-          $ -0-     $ -0-         $ -0-            $ -0-            $ -0-       $ -0-
Cosgrove
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
Stuart           $ -0-          $ -0-     $ -0-         $ -0-            $ -0-            $ -0-       $ -0-
Hamilton
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------
--------------- -------- -- -- --------- --------- ---------------- ---------------- ---------------- -------



Mr. Gronquist serves on the Board of Directors and as an officer of the Company and The Saint James Company at the request of First Dominion, a previous majority owner of the outstanding Company shares. First Dominion is a client of Mr. Gronquist law firm. Mr. Gronquist received $0 from First Dominion for work performed in 2006. The work performed for First Dominion is unrelated to the business of the Company. Mr. Gronquist does not receive any compensation for acting as the Trustee for First Dominion's the Company shares

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2006, the number of shares of the Company's outstanding Common Stock owned beneficially by (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of such stock, (ii) each Director of the Company and (iii) each Executive Officer.

               Name and Address of                  Amount and Nature of       Percentage of Outstanding
                Beneficial Owner                   Beneficial Relationship          Common Stock(1)
-------------------------------------------------- ------------------------ ---------------------------------
Wynthrop Barrington, Inc.                                 1,000,000                       8.2%
1800 E. Sahara, Suite 107
Las Vegas, NV 90104
Michael Brovsky, LLC                                      1,000,000                       8.2%
5662 Calle Real #118
Goleta, CA 93117
Christian W. Johnson                                      1,000,000                       8.2%
7172 Hawthorne #110
Los Angeles CA 90046
Manufactures Warranty Group, Inc.                         1,000,000                       8.2%
3535 E. Coast Hwy, Suite 331
Corona del Mar, CA 92625
W. David Winitzky                                         1,000,000                       8.2%
3463 State Street, PMB 508
Santa Barbara, CA 9310
Curtis J. Bernhardt                                       1,000,000                       8.2%
PO Box 646
Glenhaven, CA 95443
June Masaki                                               1,000,000                       8.2%
PO Box 646
Glenhaven, CA 95443
Christie Jones                                            1,000,000                       8.2%
PO Box 646
Glenhaven, CA 95443
Union Standard Limited                                    1,000,000                       8.2%
1104 Nueces St
Austin, TX 78701
Credit Critque, Inc.                                      1,000,000                       8.2%
1740 E. Garry Ave., Suite 231
Santa Ana, CA 92705
Tropical Springs Investment, Inc.                         1,000,000                       8.2%
8883 West Flamingo Road, Suite 102
Las Vegas, NV 89147
Wayne Gronquist Esq.Secretary Director                       -0-                           0%
1104 Nueces St
Austin TX 78701
Bruce Cosgrove, President & Director                       413,008                         3%
78536 Naples Dr.
La Quinta CA 92253
Stuart Hamilton, Director                                    -0-                           0%
#11 5736 59 Street
Edmonton, Alberta Canada T6B 3C3
All officers and Directors, as a group                      413,008                        3%

 (1) Based on 11,999,057 shares of common stock issued and outstanding on December 31, 2006.


ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The Company received a cash advance from First Dominion, previous owner of over 25% of the Company's outstanding common stock, on or about October 1999 and continues to receive cash advances for expenses. The Company used this money to pay for general and administrative expenses in 2005, such as accountant and attorney's fees. The loans are interest free.

Mr. Gronquist serves on the Board of Directors and as the Secretary of the Company and The Saint James Company at the request of First Dominion, a former 25.59% owner of the outstanding the Company shares. First Dominion is a client of Mr. Gronquist's law firm, Wayne Gronquist, P.C. Mr. Gronquist received $0 from First Dominion for work performed in 2002. The work performed for First Dominion is unrelated to the business of the Company. Mr. Gronquist charges his regular hourly rate for all work performed for First Dominion. Mr. Gronquist does not receive any compensation for acting as the Trustee for First Dominion's the Company shares.

                                     PART IV

ITEM 13.  EXHIBITS.

     Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.


31. Certification of Chief Executive Officer/Chief Financial Officer, Bruce A. Cosgrove Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.  Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

10.1 Letter of Intent

ITEM 14. PRINICIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed and expected to be billed by Larry O'Donnell, CPA, our independent registered public accounting firm, at the time, for professional services in the fiscal years ended December 31, 2006 and 2005 are as follows:

         Services Rendered                    2006                 2005
         -----------------                    ----                 ----

         Audit Fees                           $6,0000          $   0
         Audit Related Fees                   $5,0000              0
         All Other Fees                       $1,000               0

The engagement of our independent registered public accounting firm was approved by our audit committee (the board) prior to the start of the audit for the fiscal year ended December 31, 2006.

Our current independent registered public accounting firm, Larry O'Donnell, CPA was engaged in 2007 to perform the audit for the year ended December 31, 2006. And December 31 2005 Larry O'Donnell, CPA was not paid any fees for services in the years ended December 31, 2007 and 2006.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2006




                             THE SAINT JAMES COMPANY

                              Financial Statements

                                Table of Contents



                                                                                                          Page
                                                                                                          ----
Report of Independent Registered Public Accounting Firm                                                   F-1

Financial Statements:

     Balance Sheet as of December 31, 2006                                                                 F-2

     Statements of Operations for the Years Ended                                                          F-3
         December 31, 2005 and 2006 and the Period From
         January 1, 1999 to December 31, 2006

     Statements of Changes in Stockholders' Deficit for the Period From                                    F-4
         January 1, 1999 to December 31, 2006

     Statements of Cash Flows for the Years Ended                                                          F-5
         December 31, 2005 and 2006 and the Period From
         January 1, 1999 to December 31, 2006

Notes to Financial Statements                                                                              F-6 - F-10



                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2228 South Fraser Street
Unit I
Aurora, Colorado  80014



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The Saint James Company


I have audited the accompanying balance sheet of The Saint James Company as of December 31, 2006, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended and for the period January 1, 1999 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Saint James Company as of December 31, 2006, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 1999 to December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.



/s/Larry O'Donnell
Larry O'Donnell, CPA, P.C.

November   , 2007







                             The Saint James Company
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2006


                                     ASSETS


Other assets: Artwork
                                                                                                  $        50,000
                                                                                                   --------------

    Total Assets                                                                                  $        50,000
                                                                                                   ==============



                                                                                                  $        50,000
                                                                                                   ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Accounts payable                                                                              $          25,616
    Advances from related parties                                                                            53,003
    Accrued interest                                                                                          9,773
    Accrued judgment                                                                                          5,894
                                                                                                    ---------------
Total liabilities, all current

                                                                                                           94,286


Stockholders' deficit:


    Common stock; $0.001 par value;
        50,000,000 shares authorized;11,999,057 issued and outstanding                                       11,999
    Additional paid-in capital                                                                            3,597,576
    Deficit accumulated during the development stage                                                     (3,653,861)
                                                                                                    ----------------
                                                                                                            (44,286)

Total liabilities and stockholders' deficit                                                       $          50,000
                                                                                                    ================


 The accompanying notes are an integral part of these financial statements




                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                            Statements of Operations


                                                                                                      January 1, 1999
                                                                                                      (inception) to
                                                                          Year ended December 31,      December 31,
                                                                        2006             2005             2006
                                                                   ------------     -----------       ----------

Costs and expenses:
   General and administrative                                    $            --  $      32,500     $     177,219

Total costs and expenses                                                      --         32,500           177,219

Other income                                                                  --             --             8,485
Interest expense                                                           (682)           (682)           (4,895)
                                                                  --------------   ---------------   -------------
Net loss                                                         $         (682)  $     (33,182)    $    (173,629)
                                                                  =============    ===============   ==============

Basic and diluted net loss per common share                      $        (0.00)  $       (0.01)    $       (0.11)
                                                                  ==============   ===============   ==============

Weighted average number of common
   shares outstanding                                                11,999,057       2,730,564         1,519,434
                                                                  ==============   ===============   ==============

The accompanying notes are an integral part of these financial statements.





                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                 Statements of Changes in Stockholders' Deficit

                                                                                                              Deficit
                                                                                                 Additional  Accumulated
                                                                       Common Stock                Paid-in      From
                                                                 Shares            Amount          Capital    Inception      Total
                                                                 ------            ------          -------    ---------      -----

Balances, January 1, 1999 (inception)                             999,057    $      999      $   3,460,568  (3,480,232) $   (18,665)
   Net loss                                                                                                     (6,115)      (6,115)
                                                                ----------   ----------      -------------   ---------- ------------
Balances, December 31, 1999                                       999,057           999          3,460,568  (3,486,347)     (24,780)
 Net loss
                                                                                                               (22,670)     (22,670)
                                                                ----------   ----------      -------------   ---------- ------------
Balances, December 31, 2000                                       999,057           999          3,460,568  (3,509,017)     (47,450)
   Net loss                                                                                                     (4,382)      (4,382)
  --------                                                      ----------   ----------      -------------   ---------- ------------
Balances, December 31, 2001                                       999,057           999          3,460,568  (3,513,399)     (51,832)
   Net loss                                                                                                     (4,314)      (4,314)
                                                                ----------   ----------      -------------   ---------- ------------
Balances, December 31, 2002                                      999,057            999          3,460,568  (3,517,713)     (56,146)
   Additional paid in capital - Funet                                                               27,239                   27,239
Net loss                                                                                                       (54,644)     (54,644)
                                                                ----------   ----------      -------------   ---------- ------------
Balances, December 31, 2003                                      999,057            999          3,487,807  (3,572,357)     (83,551)
   Additional paid in capital - Funet                                                               10,769                   10,769
   Net loss                                                                                                    (47,640)     (47,640)
                                                                ----------   ----------      -------------   ---------- ------------
Balances, December 31, 2004                                      999,057            999          3,498,576  (3,619,997)    (120,422)
   Common stock issued for artwork                             5,000,000          5,000             45,000                   50,000
   Common stock issued for services                            6,000,000          6,000             54,000                   60,000
   Net loss                                                                                                    (33,182)     (33,182)
                                                                ----------   ----------      -------------   ---------- ------------
Balances, December 31, 2005                                   11,999,057         11,999          3,597,576  (3,653,179)     (43,604)
   Net loss                                                                                                       (682)        (682)
                                                                ----------   ----------      -------------   ---------- ------------
Balances, December 31, 2006                                   11,999,057    $    11,999     $    3,597,576 $(3,653,861) $   (44,286)
                                                              ============  ===========     ============== ===========  ============

The accompanying notes are an integral part of these financial statements.







                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                                                           January 1, 1999
                                                                                                           (inception) to
                                                                             Year ended December 31,        December 31,
                                                                        ---------------------------
                                                                             2006            2005             2006
                                                                       ------------     -----------       ---------

Cash flows from operating activities:
   Net loss                                                      $          (682)  $      (33,182) $        (173,629)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Common stock issued for services                                         --           60,000             60,000
     Gain on settlement of judgment                                           --               --             (8,485)
     Changes in operating assets and liabilities:
        Decrease in prepaid  expenses                                         --               --                 --
       (Decrease) increase in accounts  payable                               --          (27,500)            25,616
        Increase in accrued interest                                         682              682              4,773
                                                                   -------------    -------------       -------------
       Net cash used by operating activities                                  --               --            (91,725)
                                                                   -------------    -------------       -------------
Cash flows from financing activities:
         Advance from related parties                                         --               --             53,003
       Capital contribution from Funet                                        --               --             38,008
                                                                   -------------    -------------       -------------
Net cash provided by financing activities                                     --               --             91,001
                                                                   -------------    -------------       -------------

Decrease in cash                                                              --               --
  (714)
Cash at beginning of year                                                     --               --               714
                                                                   -------------    -------------     -------------
Cash at end of year                                              $            --      $        --    $           --
                                                                   =============    =============     =============

Supplemental Schedule of Cash Flow Information:


         Cash paid for interest                                  $            --      $        --    $           --
                                                                   =============    =============     =============
         Cash paid for taxes                                     $            --      $        --    $           --
                                                                   =============    =============     =============

The accompanying notes are an integral part of these financial statements.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                          Year Ended December 31, 2006



Note 1 - Organization

Chem-Waste Corporation was incorporated on January 10, 1984 under the laws of the State of North Carolina. On July 19, 1984, Chem-Waste Corporation changed its name to Radiation Disposal Systems, Inc. On October 13, 1998, The Saint James Company (the "Company") incorporated an operating subsidiary called The Saint James Company under the laws of the State of Delaware. On November 19, 1998 Radiation Disposal Systems, Inc. exchanged all of its outstanding shares for equal shares in The Saint James Company. The effect of this transaction was to change the name of the Company to The Saint James Company and to change the Company's state of domicile from North Carolina to Delaware. The Company has subsequently discovered that the legal paperwork to effectuate the merger was never filed with the state of North Carolina; therefore, the Company is currently domiciled in the state of North Carolina. The Company re-entered the development stage on January 1, 1999 and is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials. However, due to heavy competition in the industry, the Company's business operations ceased in 1998. The Company does not currently have active business operations due to limited resources, other than holding certain artwork and it is currently searching to find a potential purchaser or merger candidate.

Effective August 11, 2003, the Company entered into a Reorganization Agreement with Funet Radio & Communications Corp. ("Funet") and with the majority stockholders of Funet, a divided company formed under the laws of the Republic of China (Taiwan). None of the stockholders of Funet were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company agreed to issue 7,000,000 shares of its restricted common stock to the stockholders of Funet. which represent approximately 87.5% of the issued and outstanding shares of the common stock of the Company. This transaction closed on September 30, 2003 and was subsequently rescinded. As these shares were never returned for cancellation, the Company subsequently placed a stop order on said shares with the intention of having these shares cancelled with a court order.

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended December 31, 2006 and 2005, the Company did not have any components of comprehensive income (loss) to report and, accordingly, has not included a schedule of comprehensive income in the financial statements.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2006 and 2005.

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2006 and 2005, the Company had no revenue.

Recently Issued Accounting Pronouncements

In June 2006, Financial Accounting Standard Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the application of FIN 48 to have a material affect on its financial statements.

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

In February of 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

Note 3 - Artwork

On December 15, 2005, the Company entered into a purchase agreement with The Saint James Collection, LLC and purchased Limited Edition Animation Art Cell Collection or (Dino Cells or Cels) for 5,000,000 shares of Saint James Company. The 5,000,000 shares were valued at $0.01 per share and distributed to the member partners.

Note 4 -Stockholder's Deficit

On December 15, 2005, the Company entered into a purchased agreement with The Saint James LLC Collection, LLC and purchased Limited Edition Animation Cell Art Collection or Sericells for 5,000,000 shares of Saint James Company which were then issued to the member partners. The 5,000,000 shares were valued at $0.01 per share

On February 15, 2004 the Company entered into a consulting agreement with Wynthrop Barrington. Wynthrop Barrington is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, resulted in $60,000 of accounts payable at February 20, 2005 which were then paid to the consultant(s) by issuance of the Company stock of 6,000,000 shares at $0.01 per share.

Note 5 - Related Party Transactions

As of December 31, 2006, certain related parties advanced the Company $53,003 to pay for certain costs incurred by the Company. The advances are non-interest bearing and are payable upon demand.

Note 6 - Accrued Judgments and Accrued Interest

Accrued judgment represents an amount due to a creditor under a default judgment dated February 25, 1993 and May 5, 1995. The accrued interest represents accrued interest at a rate of 18% per annum on this unpaid judgment.

Note 7 - Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2006 and 2005 is as follows:

                                         2006               2005
                                       -------------   ----------

         Federal income tax rate         34.0%             34.0%
         Effect of net operating loss   (34.0)%           (34.0)%
                                       -------------   ----------
         Effective income tax rate         0.0%              0.0%
                                       =============   ==========

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2006 are as follows:

         Loss carry forwards                                      $     256,000
         Less valuation allowance                                      (256,000)
                                                                   -------------
                                                                  $          --
                                                                   =============

At December 31, 2006 and 2005, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. Net operating loss carry forwards of approximately $3,600,000 began to expire in 1999 of which $640,000 are still available as of December 31, 2006.

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

Signature                        Title                    Date
---------                        -----                    ----

/s/ Bruce Anthony Cosgrove
--------------------------
Name: Bruce Anthony Cosgrove  President & CEO        February 6, 2008

/s/Wayne Gronquist
-------------------------
Name: Wayne Gronquist         Secretary & Director   February 6, 2008


-------------------------
Name:  Stuart Hamilton        Director               February 6, 2008