Form 10QSB
period 2007-03-31
Saint James CO
filed 2008-02-12
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

              4505 Las Virgenes Road, Suite 210 Calabasas CA 91302
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

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


State the number of shares outstanding of each of the issue's classes of common equity, as of the latest practicable date: As of February 11, 2008 the Company had 11,999,057 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]




                                                        THE SAINT JAMES COMPANY
                                                                 Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements                                                                  3

           Balance Sheet as of March 31, 2007 (unaudited)                                        3

           Statements  of  Operations  for the three months ended March 31, 2007 and 2006 and the period from January 1, 1999
           to March 31, 2007 (unaudited)                                                         4

           Statement of Stockholders' Deficit for the period
           from January 1, 1999 to March 31, 2007 (unaudited)                                    5

           Statements  of Cash Flows for the three  months  ended March 31, 2007 and 2006 and the period from January 1, 1999
           to March 31, 2007 (unaudited)                                                         6
           Notes to Consolidated Financial Statements (unaudited)                                7

Item 2.    Management's Discussion and Analysis or Plan of Operations                           10
Item 3.    Controls and Procedures                                                              10

PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Unregistered Sales of Equity and Use of Proceeds                                     11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits                                                                             11

SIGNATURES 12


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet


                                                                                                 March 31,
                                                                                                    2007
                                                                                              -----------------
                                                                                                (unaudited)
               Assets
     Cash and cash equivalents                                                                       $ -
     Other assets                                                                                       50,000
                                                                                              -----------------
Total assets                                                                                          $ 50,000
                                                                                              =================


                  Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable                                                                                 $ 25,616
     Advances from related parties                                                                      53,003
     Accrued interest                                                                                    9,944
     Accrued judgment                                                                                    5,894

                                                                                              -----------------
Total current liabilities                                                                               94,457
                                                                                              -----------------
Commitment and contingencies                                                                                 -

Stockholders' deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; none issued and outstanding                                                       -
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 11,999,057 issued and outstanding                                            11,999
     Additional paid-in capital                                                                      3,597,576
     Deficit accumulated during development stage                                                   (3,654,032)
                                                                                              -----------------
Total stockholders' deficit                                                                            (44,457)
                                                                                              -----------------
Tota liabilities and stockholders' deficit                                                            $ 50,000
                                                                                              =================
     The accompanying notes are an integral part of these financial statements.



             The Saint James Company
          (A Development Stage Company)
             Statements of Operations

                                                                                                          Development
                                                                                                      Stage - January 1,
                                                                  Three Months Ended                        1999 to
                                                          March 31,               March 31,                March 31,
                                                             2007                    2006                    2007
                                                      -------------------    ---------------------   ----------------------
                                                         (unaudited)             (unaudited)              (unaudited)

Sales                                               $                  -  $                     -  $                     -
Cost of Sales                                                          -                        -                        -
                                                      -------------------    ---------------------   ----------------------
Gross profit                                                           -                        -                        -

Operating expenses
     Research and development                                          -                        -                        -
     General and administrative                                        -                        -                  177,220
                                                      -------------------    ---------------------   ----------------------
Total operating expenses                                               -                        -                  177,220
                                                      -------------------    ---------------------   ----------------------
Loss from operation                                                    -                        -                 (177,220)
                                                      -------------------    ---------------------   ----------------------
Other income (expense)
     Interest income                                                   -                        -                        -
     Other income                                                      -                        -                    8,485
     Interest expense                                               (171)                    (171)                  (5,066)
                                                      -------------------    ---------------------   ----------------------
Total other income (expense)                                        (171)                    (171)                   3,419
                                                      -------------------    ---------------------   ----------------------
Income before taxes                                                 (171)                    (171)                (173,801)

Provision for taxes                                                    -                        -                        -
                                                      -------------------    ---------------------   ----------------------
Net loss                                            $               (171) $                  (171) $              (173,801)
                                                      ===================    =====================   ======================
Net loss per shares - basic and diluted             $                     $*                         *
                                                      ===================    =====================
Weighted average shares outsanding                            11,999,057               11,999,057
                                                      ===================    =====================
     * Less than $(0.01) per share

     The accompanying notes are an integral part of these financial statements.


               The Saint James Company
            (A Development Stage Company)
         Statement of Stockholders' Deficit
                   March 31, 2007
                     (unaudited)
                                                                                                  Deficit
                                                                                                Accumulated
                                                                                    Additional     During
                                                             Common Stock            Paid-in    Development
                                                           Shares       Amount      Capital       Stage           Total
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 1998                                   999,057      $ 999    $3,460,568   $ (3,480,232)    $ (18,665)

Net loss                                                           -          -             -         (6,115)       (6,115)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 1999                                   999,057        999     3,460,568     (3,486,347)      (24,780)

Net loss                                                           -          -             -        (22,670)      (22,670)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2000                                   999,057        999     3,460,568     (3,509,017)      (47,450)

Net loss                                                           -          -             -         (4,382)       (4,382)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2001                                   999,057        999     3,460,568     (3,513,399)      (51,832)

Net loss                                                           -          -             -         (4,314)       (4,314)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2002                                   999,057        999     3,460,568     (3,517,713)      (56,146)

Capital contribution from Funet                                    -          -        27,239              -        27,239
Net loss                                                           -          -             -        (54,644)      (54,644)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2003                                   999,057        999     3,487,807     (3,572,357)      (83,551)

Capital contribution from Funet                                    -          -        10,769              -        10,769
Net loss                                                           -          -             -        (47,640)      (47,640)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2004                                   999,057        999     3,498,576     (3,619,997)     (120,422)
                                                        -------------  ---------  ------------  -------------  ------------

Issuance of common stock for purchased assets              5,000,000      5,000        45,000              -        50,000
Issuance of common stock for purchased services            6,000,000      6,000        54,000              -        60,000
Net loss                                                           -          -             -        (33,182)      (33,182)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2005                                11,999,057     11,999     3,597,576     (3,653,179)      (43,604)
                                                        -------------  ---------  ------------  -------------  ------------
Net loss                                                           -          -             -           (682)         (682)
Balance, December 31, 2006                                11,999,057     11,999     3,597,576     (3,653,861)      (44,286)
                                                        -------------  ---------  ------------  -------------  ------------
Net loss                                                                                                (171)         (171)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, March 31, 2007                                   11,999,057   $ 11,999    $3,597,576   $ (3,654,032)    $ (44,457)
                                                        =============  =========  ============  =============  ============

The accompanying notes are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                           Development
                                                                                                       Stage - January 1,
                                                                       Three Months Ended                    1999 to
                                                                  March 31,          March 31,              March 31,
                                                                    2007                2006                  2007
                                                               ----------------   -----------------   ----------------------
                                                                 (unaudited)        (unaudited)            (unaudited)
Cash flows from operating activities
    Net loss                                                $             (171) $             (171) $              (173,801)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Comon stock issued for services                                                                             60,000
         Gain on settlement of judgment                                      -                   -                   (8,485)
      Changes in operating assets and liabilities
         Increase in accounts payable                                        -                   -                   25,617
         Increase in accrued interest                                      171                 171                    4,944

                                                               ----------------   -----------------   ----------------------
Net cash used in operating activities                                        -                   -                  (91,725)
                                                               ----------------   -----------------   ----------------------
Cash flows from financing activities
    Common stock                                                             -                   -                        -
    Advances from related parties                                            -                   -                   53,003
    Capital contribution from Funet                                          -                   -                   38,008

                                                               ----------------   -----------------   ----------------------
Net cash provided by financing activities                                    -                   -                   91,011
                                                               ----------------   -----------------   ----------------------
Net decrease in cash                                                         -                   -                     (714)

Cash at beginning of period                                                  -                   -                      714

                                                               ----------------   -----------------   ----------------------
Cash at end of period                                       $                -  $                -  $                     -
                                                               ================   =================   ======================
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for acounts payable
      valued at $60,000                                     $                -  $                -  $                60,000
                                                               ================   =================   ======================
    Issuance of 5,000,000 shares for artwork
      valued at $50,000                                     $                -  $                -  $                50,000
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


                             THE SAINT JAMES COMPANY
                                           (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

On January 10, 1984, the company now known as The Saint James Company (the "Company") was incorporated under the laws of the State of North Carolina under the name Chem-Waste Corporation (the "Company"). On July 19, 1984, the Company changed its name to Radiation Disposal Systems, Inc. and on December 7, 2007, to its current name. The Company re-entered the development stage on January 1, 1999 and is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

The Company currently owns a collection of Sericells artwork known as the Ninja Turtle Animation Collection. The Company is currently exploring marketing and sales opportunities in connection with the artwork.

NOTE 2 - BASIS OF PRESENTATION, MANAGEMENT'S PLAN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Presentation

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. The results of the threemonths ended March 31, 2007are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2003, certain related parties advanced the Company $53,003 to pay for certain costs incurred by the Company. The advances are non-interest bearing and are payable upon demand.

NOTE 4 - ACCRUED JUDGEMENTS AND ACCRUED INTEREST

Accrued judgment represents an amount due to a creditor under a default judgment dated February 11, 1993. The accrued interest represents accrued interest at a rate of 18% per annum on this unpaid judgment.

NOTE 5 - ARTWORK

On December 15, 2005, the Company entered into a purchased agreement with The Saint James Collection, LLC and purchased Limited Edition Cell Art Collection or Sericels for 5,000,000 shares of common stock of The Saint James Company. The 5,000,000 shares of common stock were valued at $0.01 (par value) per share.

ITEM 2.  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the our financial statements and related footnotes for the years ended December 31, 2006 and 2005 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. This discussion contains forward-looking statements that involve risks and uncertainties.

During the year ended December 31, 2006, we acquired The St. James Company Ninja Turtles Animation collection (also referred to as "Dino Cells"), which consisted of a number of production cells, pencil drawings, hand painted backgrounds and hand-painted pan backgrounds.

Currently, management does not anticipate any circumstances in which we will produce revenues or acquire assets. Management is seeking a potential merger candidate or purchaser for us to minimize the shareholders' loss.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006

During the three months ended March 31, 2007 and 2006, we did not incur any general and administrative expenses. We have had no operations, due to a lack of funding.

During the three months ended March 31, 2007, the Company incurred a net loss of $171 compared to a net loss of $171 for the three months ended March 31, 2006. The net loss is a result of the accrued interest expense, in connection with an unpaid judgment.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2007, the Company had no cash or cash equivalents. At March 31, 2007, the Company had total assets of $50,000, consisting of the art work acquired in December 2005. At March 31, 2007, the Company had liabilities of $94,457, all current. During the three months ended March 31, 2007, the Company did not use or receive funds through either its investing or financing activities.

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


CAPITAL RESOURCES

We had no capital resources at March 31, 2007.

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

None.  .


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

                                                     THE SAINT JAMES COMPANY




February 12, 2008                  By:      /s/ Bruce Anthony Cosgrove
                                            --------------------------------
                                                Bruce Anthony Cosgrove,
                                                President & CEO
                                                & Principal Accounting Officer