Form 10QSB
period 2007-06-30
Saint James CO
filed 2008-02-12
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-13738
                                     -------
                            (Commission file number)

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





                             THE SAINT JAMES COMPANY
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements                                                                  3

           Balance Sheet as of June 30, 2007 (unaudited)                                         3

           Statements of Operations  for the three and six months ended June 30,
           2007 and 2006 and the period from January 1, 1999
            to June 30, 2007 (unaudited)                                                         4

           Statement of Stockholders' Deficit for the period
           from January 1, 1999 to June 30, 2007 (unaudited)                                     5

           Statements  of Cash Flows for the six months  ended June 30, 2007 and
           2006 and the period from January 1, 1999
           to June 30, 2007 (unaudited)                                                          6
           Notes to Financial Statements (unaudited)                                             7

Item 2.    Management's Discussion and Analysis or Plan of Operations                           10

Item 3.    Controls and Procedures                                                              10


PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Unregistered Sales of Equity and Use of Proceeds                                     11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits                                                                             11


SIGNATURES                                                                                      12


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                                  June 30,
                                                                                                    2007
                                                                                              -----------------
                                                                                                (unaudited)
               Assets
     Cash and cash equivalents                                                                             $ -
     Other assets                                                                                       50,000
                                                                                              -----------------
Total assets                                                                                          $ 50,000
                                                                                              =================


                  Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable                                                                                 $ 25,616
     Advances from related parties                                                                      53,003
     Accrued interest                                                                                   10,114
     Accrued judgment                                                                                    5,894

                                                                                              -----------------
Total current liabilities                                                                               94,627
                                                                                              -----------------

Commitment and contingencies                                                                                 -

Stockholders' deficit
     Preferred stock, $0.01 par value; 500,000
        shares authorized; none issued and outstanding                                                       -
     Common stock, $0.001 par value; 50,000,000                                                              -
        shares authorized; 11,999,057 issued and outstanding                                            11,999
     Additional paid-in capital                                                                      3,597,576
     Deficit accumulated during development stage                                                   (3,654,202)
                                                                                              -----------------
Total stockholders' deficit                                                                            (44,627)
                                                                                              -----------------
Tota liabilities and stockholders' deficit                                                            $ 50,000
                                                                                              =================

     The accompanying notes are an integral part of these financial statements.


                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                             Development
                                                                                                           Stage - January 1,
                                              Three Months Ended                Six Months Ended               1999 to
                                            June 30,        June 30,       June 30,         June 30,          June 30,
                                              2007            2006           2007             2006              2007
                                        -----------------  ------------  --------------  ----------------  ----------------
                                          (unaudited)       (unaudited)    (unaudited)     (unaudited)       (unaudited)

Sales                                 $                -  $          -  $            -  $              -  $              -
Cost of Sales                                          -             -               -                 -                 -
                                        -----------------  ------------  --------------  ----------------  ----------------
Gross profit                                           -             -               -                 -                 -

Operating expenses
    Research and development                           -             -               -                 -                 -
    General and administrative                         -             -               -                 -           177,220
                                        -----------------  ------------  --------------  ----------------  ----------------
Total operating expenses                               -             -               -                 -           177,220
                                        -----------------  ------------  --------------  ----------------  ----------------
Loss from operation                                    -             -               -                 -          (177,220)
                                        -----------------  ------------  --------------  ----------------  ----------------
Other income (expense)
    Interest income                                    -             -               -                 -                 -
    Other income                                       -             -               -                 -             8,485
    Interest expense                                (171)         (170)           (341)             (341)           (5,236)
                                        -----------------  ------------  --------------  ----------------  ----------------
Total other income (expense)                        (171)         (170)           (341)             (341)            3,249
                                        -----------------  ------------  --------------  ----------------  ----------------
Income before taxes                                 (171)         (170)           (341)             (341)         (173,971)

Provision for taxes                                    -             -               -                 -                 -
                                        -----------------  ------------  --------------  ----------------  ----------------
Net loss                              $             (171) $       (170) $         (341) $           (341) $       (173,971)
                                        =================  ============  ==============  ================  ================
Net loss per shares - basic
 and diluted                          $                   $   *         $   *           $  *
                                        =================  ============  ==============  ================
Weighted average shares outsanding            11,999,057    11,999,057      11,999,057        11,999,057
                                        =================  ============  ==============  ================
    * Less than $(0.01) per share.

    The accompanying notes are an integral part of these financial statements


               The Saint James Company
            (A Development Stage Company)
         Statement of Stockholders' Deficit
                    June 30, 2007
                     (unaudited)

                                                                                                  Deficit
                                                                                               Accumulated
                                                                                 Additional       During
                                                              Common Stock         Paid-in     Development
                                                           Shares       Amount    Capital         Stage           Total
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 1998                                   999,057      $ 999    $3,460,568   $ (3,480,232)    $ (18,665)

Net loss                                                           -          -             -         (6,115)       (6,115)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 1999                                   999,057        999     3,460,568     (3,486,347)      (24,780)

Net loss                                                           -          -             -        (22,670)      (22,670)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2000                                   999,057        999     3,460,568     (3,509,017)      (47,450)

Net loss                                                           -          -             -         (4,382)       (4,382)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2001                                   999,057        999     3,460,568     (3,513,399)      (51,832)

Net loss                                                           -          -             -         (4,314)       (4,314)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2002                                   999,057        999     3,460,568     (3,517,713)      (56,146)

Capital contribution from Funet                                    -          -        27,239              -        27,239
Net loss                                                           -          -             -        (54,644)      (54,644)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2003                                   999,057        999     3,487,807     (3,572,357)      (83,551)

Capital contribution from Funet                                    -          -        10,769              -        10,769
Net loss                                                           -          -             -        (47,640)      (47,640)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2004                                   999,057        999     3,498,576     (3,619,997)     (120,422)
                                                        -------------  ---------  ------------  -------------  ------------

Issuance of common stock for purchased assets              5,000,000      5,000        45,000              -        50,000
Issuance of common stock for purchased services            6,000,000      6,000        54,000              -        60,000
Net loss                                                           -          -             -        (33,182)      (33,182)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2005                                11,999,057     11,999     3,597,576     (3,653,179)      (43,604)
                                                        -------------  ---------  ------------  -------------  ------------

Net loss                                                           -          -             -           (682)         (682)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2006                                11,999,057     11,999     3,597,576     (3,653,861)      (44,286)
                                                        -------------  ---------  ------------  -------------  ------------
Net loss                                                                                                (341)         (341)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, June 30, 2007                                    11,999,057   $ 11,999    $3,597,576   $ (3,654,202)    $ (44,627)
                                                        =============  =========  ============  =============  ============

The accompanying notes are an integral part of these financial statements.


                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                                                                       Development
                                                                                                   Stage - January 1,
                                                                     Six Months Ended                    1999 to
                                                                June 30,          June 30,              June 30,
                                                                  2007              2006                  2007
                                                             ---------------   ----------------   ----------------------
                                                              (unaudited)        (unaudited)           (unaudited)
Cash flows from operating activities
    Net loss                                              $            (341) $            (341) $              (173,971)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Common stock issued for services                                 -                  -                   60,000
         Gain on settlement of judgment                                   -                  -                   (8,485)
      Changes in operating assets and liabilities
         Increase in accounts payable                                     -                  -                   25,617
         Increase in accrued interest                                   341                341                    5,114

                                                             ---------------   ----------------   ----------------------
Net cash used in operating activities                                     -                  -                  (91,725)
                                                             ---------------   ----------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                         -                  -                   53,003
    Capital contribution from Funet                                       -                  -                   38,008

                                                             ---------------   ----------------   ----------------------
Net cash provided by financing activities                                 -                  -                   91,011
                                                             ---------------   ----------------   ----------------------
Net decrease in cash                                                      -                  -                     (714)

Cash at beginning of period                                               -                  -                      714

                                                             ---------------   ----------------   ----------------------
Cash at end of period                                     $               -  $               -  $                     -
                                                             ===============   ================   ======================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for acounts payable
      valued at $60,000                                   $               -  $               -  $                60,000
                                                             ===============   ================   ======================
    Issuance of 5,000,000 shares for artwork
      valued at $50,000                                   $               -  $               -  $                50,000
                                                             ===============   ================   ======================

    The accompanying notes are an integral part of these financial statements.


                             THE SAINT JAMES COMPANY
                                           (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION, MANAGEMENT'S PLAN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Presentation

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2007are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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


NOTE 5 - ARTWORK

On December 15, 2006, the Company entered into a purchased agreement with The Saint James Collection, LLC and purchased Limited Edition Cell Art Collection or Sericels for 5,000,000 shares of the common stock of The Saint James Company. The 5,000,000 shares of common stock were valued at $0.01 (par value) per share.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

During the three months ended June 30, 2007 and 2006, we did not incur any general and administrative expenses. We have had no operations, due to a lack of funding.

During the three months ended June 30, 2007, the Company incurred a net loss of $171 compared to a net loss of $170 for the three months ended June 30, 2006. The net loss is a result of the accrued interest expense, in connection with an unpaid judgment.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

During the six months ended June 30, 2007 and 2006, we did not incur any general and administrative expenses. We have had no operations, due to a lack of funding.

During the six months ended June 30, 2007, the Company incurred a net loss of $341 compared to a net loss of $341 for the six months ended June 30, 2006. The net loss is a result of the accrued interest expense, in connection with an unpaid judgment.


FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2007, the Company had no cash or cash equivalents. At June 30, 2007, the Company had total assets of $50,000, consisting of the art work acquired in December 2005. At June 30, 2007, the Company had liabilities of $94,627, all current. During the six months ended June 30, 2007, the Company did not use or receive funds through either its investing or financing activities.

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

..

CAPITAL RESOURCES

We had no capital resources at June 30, 2007.

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




February 12, 2008                By:      /s/ Bruce Anthony Cosgrove
                                          --------------------------------
                                              Bruce Anthony Cosgrove,
                                              President, CEO
                                              & Principal Accounting Officer