Form 10QSB
period 2007-09-30
Saint James CO
filed 2008-02-12
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-13738
                                     -------
                            (Commission file number)

                             THE SAINT JAMES COMPANY
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

         NORTH CAROLINA                                        56-142658
         --------------                                        ---------
 (State or Other Jurisdiction                                (IRS Employer
of Incorporation or Organization)                          Identification No.)

             4505 Las Virgenes Road, Suite 210, Calabasas, CA 91302
                    (Address of Principal Executive Offices)

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





                             THE SAINT JAMES COMPANY
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements                                                                  3

           Balance Sheet as of September 30, 2007 (unaudited)                                    3

           Statements  of  Operations  for  the  three  and  nine  months  ended
           September 30, 2007 and 2006 and the period from January 1, 1999
           to September 30, 2007 (unaudited)                                                     4

           Statement of Stockholders' (Deficit) Equityfor the period
           from January 1, 1999 to September 30, 2007 (unaudited)                                5

           Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and the period from January 1, 1999
           to September 30, 2007 (unaudited)                                                     6
           Notes to Financial Statements (unaudited)                                             7

Item 2.    Management's Discussion and Analysis or Plan of Operations                           13
Item 3.    Controls and Procedures                                                              13


PART II.   OTHER INFORMATION                                                                    14

Item 1.    Legal Proceedings                                                                    14

Item 2.    Unregistered Sales of Equity and Use of Proceeds                                     14

Item 3.    Defaults Upon Senior Securities                                                      14

Item 4.    Submission of Matters to a Vote of Security Holders                                  14

Item 5.    Other Information                                                                    14

Item 6.    Exhibits                                                                             14


SIGNATURES                                                                                      15


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet


                                                                                                 September 30,
                                                                                                     2007
                                                                                              --------------------
                                                                                                  (unaudited)
               Assets

     Cash and cash equivalents                                                                                  -
     Other assets                                                                                          50,000
                                                                                              --------------------
Total assets                                                                                             $ 50,000
                                                                                              ====================

                   Liabilities and Stockholders' Equity

Current liabilities
      Accounts payable                                                                                   $ 13,213

                                                                                              --------------------
Total current liabilities                                                                                  13,213
                                                                                              --------------------
Commitment and contingencies                                                                                    -

Stockholders' equity
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 11,999,057 issued and outstanding                                               11,999
     Additional paid-in capital                                                                         3,597,576
     Deficit accumulated during development stage                                                      (3,572,788)
                                                                                              --------------------
Total stockholders' equity                                                                                 36,787
                                                                                              --------------------
Tota liabilities and stockholders' deficit                                                               $ 50,000
                                                                                              ====================
     The accompanying notes are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                                     Development
                                                                                                                  Stage - January 1,
                                                        Three Months Ended                Nine Months Ended           1999 to
                                                  September 30,    September 30,   September 30,    September 30,   September 30,
                                                      2007             2006               2007            2006           2007
                                                 ---------------   --------------    -------------    -------------    -------------
                                                  (unaudited)     (unaudited)        (unaudited)      (unaudited)        (unaudited)

Sales                                            $       -         $       -         $        -        $        -       $          -
Cost of Sales                                            -                 -                  -                 -                  -
                                                 ---------------  ---------------    --------------    -------------    ------------
Gross profit                                             -                 -                  -                 -                  -
Operating expenses
     Research and development                            -                 -                  -                 -                  -
     General and administrative                          -                 -                  -                 -           177,220
                                                 ---------------  ---------------    --------------    -------------    ------------
Total operating expenses                                 -                 -                  -                 -           177,220
                                                 ---------------  ---------------    --------------    -------------    ------------
Loss from operation                                      -                 -                  -                 -          (177,220)
                                                 ---------------  ---------------    --------------    -------------    ------------
Other income (expense)
     Other income                                   81,585                 -             81,585                 -            90,070
     Interest expense                                 (171)             (171)              (512)             (512)           (5,407)
                                                 ---------------  ---------------    --------------    -------------    ------------
Total other income (expense)                        81,414              (171)            81,073              (512)           84,663
                                                 ---------------  ---------------    --------------    -------------    ------------
Income before taxes                                 81,414              (171)            81,073              (512)          (92,557)

Provision for taxes                                      -                 -                  -                 -                  -
                                                 ---------------  ---------------    --------------    -------------    ------------
Net income (loss)                                $  81,414        $     (171)        $   81,073        $     (512)      $   (92,557)
                                                 ===============  ===============    ==============    =============    ============
Earnings (loss) per shares - basic and diluted   $    0.01        $        *         $        *        $     0.01       $         *
                                                 ===============  ===============    ==============    =============    ============
Weighted average shares outsanding              11,999,057        11,999,057         11,999,057        11,999,057
                                                 ===============  ===============    ==============    =============
     * Less than $(0.01) per share.

     The accompanying notes are an integral part of these financial statements.



               The Saint James Company
            (A Development Stage Company)
     Statement of Stockholders' (Deficit) Equity
                 September 30, 2007
                     (unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                   Additional      During
                                                             Common Stock           Paid-in       Development
                                                           Shares       Amount      Capital         Stage         Total
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 1998                                   999,057      $ 999    $3,460,568   $ (3,480,232)    $ (18,665)

Net loss                                                           -          -             -         (6,115)       (6,115)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 1999                                   999,057        999     3,460,568     (3,486,347)      (24,780)

Net loss                                                           -          -             -        (22,670)      (22,670)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2000                                   999,057        999     3,460,568     (3,509,017)      (47,450)

Net loss                                                           -          -             -         (4,382)       (4,382)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2001                                   999,057        999     3,460,568     (3,513,399)      (51,832)

Net loss                                                           -          -             -         (4,314)       (4,314)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2002                                   999,057        999     3,460,568     (3,517,713)      (56,146)

Capital contribution from Funet                                    -          -        27,239              -        27,239
Net loss                                                           -          -             -        (54,644)      (54,644)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2003                                   999,057        999     3,487,807     (3,572,357)      (83,551)

Capital contribution from Funet                                    -          -        10,769              -        10,769
Net loss                                                           -          -             -        (47,640)      (47,640)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2004                                   999,057        999     3,498,576     (3,619,997)     (120,422)
                                                        -------------  ---------  ------------  -------------  ------------
Issuance of common stock for purchased assets              5,000,000      5,000        45,000              -        50,000
Issuance of common stock for purchased services            6,000,000      6,000        54,000              -        60,000
Net loss                                                           -          -             -        (33,182)      (33,182)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2005                                11,999,057     11,999     3,597,576     (3,653,179)      (43,604)
                                                        -------------  ---------  ------------  -------------  ------------
Net loss                                                           -          -             -           (682)         (682)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2006                                11,999,057     11,999     3,597,576     (3,653,861)      (44,286)
                                                        -------------  ---------  ------------  -------------  ------------
Net Income                                                         -          -             -         81,073        81,073
                                                        -------------  ---------  ------------  -------------  ------------
Balance, June 30, 2007                                    11,999,057   $ 11,999    $3,597,576   $ (3,572,788)     $ 36,787
                                                        =============  =========  ============  =============  ============

The accompanying notes are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                           Development
                                                                                                       Stage - January 1,
                                                                       Nine Months Ended                     1999 to
                                                                September 30,        September 30,        September 30,
                                                                   2007                 2006                  2007
                                                             ------------------   -----------------   ----------------------
                                                                (unaudited)         (unaudited)            (unaudited)
Cash flows from operating activities
    Net income (loss)                                     $             81,073  $             (512) $               (92,557)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Common stock issued for services                                    -                   -                   60,000
         Gain on settlement of judgment                                (81,585)                  -                  (90,070)
      Changes in operating assets and liabilities
         Increase in accounts payable                                        -                   -                   25,617
         Increase in accrued interest                                      512                 512                    5,285

                                                             ------------------   -----------------   ----------------------
Net cash used in operating activities                                        -                   -                  (91,725)
                                                             ------------------   -----------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                            -                   -                   53,003
    Capital contribution from Funet                                          -                   -                   38,008

                                                             ------------------   -----------------   ----------------------
Net cash provided by financing activities                                    -                   -                   91,011
                                                             ------------------   -----------------   ----------------------

Net decrease in cash                                                         -                   -                     (714)

Cash at beginning of period                                                  -                   -                      714

                                                             ------------------   -----------------   ----------------------
Cash at end of period                                     $                  -  $                -  $                     -
                                                             ==================   =================   ======================
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for acounts payable
      valued at $60,000                                   $                  -  $                -  $                60,000
                                                             ==================   =================   ======================
    Issuance of 5,000,000 shares for artwork
      valued at $50,000                                   $                  -  $                -  $                50,000
                                                             ==================   =================   ======================

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

NOTE 2 - BASIS OF PRESENTATION, MANAGEMENT'S PLAN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Presentation

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2007are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2003, certain related parties advanced the Company $53,003 to pay for certain costs incurred by the Company. The advances are non-interest bearing and are payable upon demand. During the nine months ended September 30, 2007, the related parties released the Company of the liability in the amount of $53,003. The Company recorded a gain in connection with this release of this liability.


NOTE 4 - ARTWORK

On December 15, 2005, the Company entered into a purchase agreement with The Saint James Collection, LLC and purchased Limited Edition Cell Art Collection or Sericels for 5,000,000 shares of the common stock of The Saint James Company. The 5,000,000 shares of common stock were valued at $0.01 (par value) per share.

NOTE 5 - RELEASE FROM LIABILITIES

During the nine months ended September 30, 2007, the Company was released from the following liabilities:

Accounts payable                            $ 12,403
Accrued judgments                              5,894
Accrued interest                              10,285
Advances from officers                        53,003
                                       --------------
Total released                              $ 81,585
                                       ==============



The amount of $81,585 is shown as a gain on settlement during the three and nine months ended September 30, 2007.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

During the three months ended September 30, 2007 and 2006, we did not incur any general and administrative expenses. We have had no operations, due to a lack of funding.

During the three months ended September 30, 2007, the Company incurred a net income of $81,414 compared to a net loss of $171 for the three months ended September 30, 2006. The net income we recognized was the result of a gain of $81,585 recognized as the result of the release of debt as discussed below.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

During the nine months ended September 30, 2007 and 2006, we did not incur any general and administrative expenses. We have had no operations, due to a lack of funding.

During the nine months ended September 30, 2007, the Company recognized a net income of $81,073 compared to a net loss of $512 for the nine months ended September 30, 2006. The net income was a result of a gain of $81,585 recognized on the release of debt consisting of accounts payable of $12,403, an accrued judgment of $5,894, accrued interest of $10,285 and advances from related parties of $53,003.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2007, the Company had no cash or cash equivalents. At September 30, 2007, the Company had total assets of $50,000, consisting of the art work acquired in December 2005. At September 30, 2007, the Company had liabilities of $13,213, all current. During the nine months ended September 30, 2007, the Company did not use or receive funds through either its investing or financing activities.

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

CAPITAL RESOURCES

We had no capital resources at September 30, 2007.

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