Form 10KSB
period 2007-12-31
Saint James CO
filed 2008-03-20
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007

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


Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 14, 2008 was $0. The Company's stock does not trade on any public market at this time.

On March 14, 2008, the Registrant had 11,999,057 shares of its common stock issued and outstanding. Of the 11,999,057 shares issued and outstanding, 11,586,046 shares are held by non-affiliates. The Registrant's common stock does not trade on any public markets at this time.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].






                                TABLE OF CONTENTS

                                                                                PAGE NUMBER
PART I

ITEM 1       Description of Business                                            1
ITEM 2       Description of Property                                            5
ITEM 3       Legal Proceedings                                                  6
ITEM 4       Submission of Matters to A Vote of Security Holders                6

PART II

ITEM 5       Market For Common Equity, Related Stockholder Matters              6
ITEM 6       Management's Discussion and Analysis                               7
ITEM 7       Financial Statements                                               9

ITEM 8       Changes In and Disagreements with Accountants and
                  Financial Disclosure                                          9
ITEM 8A      Controls and Procedures                                            9
ITEM 8A(T)   Controls And Procedures                                            10
ITEM 8B      Other Information                                                  11

PART III

ITEM 9       Directors and Executive Officers of the Company                    11
ITEM 10      Executive Compensation                                             12
ITEM 11      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                         14
ITEM 12      Certain Relationships and Related Transactions                     16

PART IV

ITEM 13      Exhibits                                                           16
ITEM 14      Principal Accountant Fees and Services                             16
             Signatures                                                         18


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

In 2007, we changed our name to The Saint James Company. The Company does not currently have active business operations, other than holding certain artwork and it is currently searching to find a potential purchaser or merger candidate

On December 15, 2005, the Company made the acquisition of Animation Cell Art work from The Saint James Collection, LLC., a Nevada Corporation, with a view to marketing and licensing the cells. Due to limited resources, the Company has not been able to aggressively pursue its marketing objectives in connection with the artwork. None of the stockholders of The Saint James Collection, LLC. were affiliates of the Company, or affiliated with any director or officer of the Company, nor did they have any material relationships with the Company. The Company issued 5,000,000 shares of its restricted common stock to the stockholders of The Saint James Collection, LLC., which represent approximately 41% of the issued and outstanding shares of the common stock of the Company at the time. The artwork has a value of $50,000, which was based upon 5,000,000 shares of common stock issued at a value $0.01 per share (par value).

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

                                  RISK FACTORS

WE HAVE  INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

At December 31, 2007, we had an accumulated deficit of $3,625,79 1and stockholders' equity of $36,787. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the year ended December 31, 2007 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, raising additional debt and/or equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for 6 months may, under certain conditions, sell restricted securities without any volume limitations. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our intention is for our shares of common stock to become quoted on the Over the Counter Bulletin Board. If our shares are quoted, on the over the counter bulletin board, it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

EMPLOYEES

Bruce Anthony Cosgrove is the President and CEO as of November 2006; Wayne Gronquist, Esq. is the Secretary of the Company, Mr. Hamilton is a Director of the Company and was appointed at the November 6, 2006 Board of Director Meeting. Neither Mr. Gronquist, Mr. Cosgrove nor Mr. Hamilton do not currently receive compensation for serving as an officer of the Company or otherwise. The Company does not have any employees.

ITEM 2.  PROPERTIES

The Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its officers and directors are a party or of which any of the Company's property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by us to a vote of our security holders during the years ended December 31, 2007 and 2006 or subsequent to that date.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

Market Information

The Company's common stock does not currently trade on the over-the-counter market or any national exchange. Due to the lack of trading, no bid or asked closing prices per share for the Company's common stock for the quarterly periods in 2007 or 2006 is available.

On December 31, 2007, the Company had 1,064 shareholders of record.

Stockholder Matters

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

Recent Sales of Unregistered Securities

We did not sell or issue any shares of common stock during the year ended December 31, 2007.

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

The Company has assets of $50,000. The Company has a net income of $28,070 for the year ended December 31, 2007 and a net loss of $682 for 2006. Currently, management does not anticipate any circumstances in which the Company will produce revenues or acquire assets. Management is seeking a potential merger candidate or purchaser for the Company to minimize the shareholders' loss.

RESULTS OF OPERATIONS

During the years ended December 31, 2007 and 2006, the Company did not recognize any revenues.

During the years ended December 31, 2007 and 2006, the Company did not incur any general and administrative expenses. This was due to the Company's cessation of operations.

During the year ended December 31, 2007, the Company recognized a gain of $28,582 in connection with the settlement of a $5,894 judgment and the release of debt consisting of accounts payable and accrued interest totaling $22,688.

During the year ended December 31, 2007, the Company recognized net income of $28,070 compared to a net loss of $682 in the year ended December 31, 2007. The increase of $28,752 is primarily a result of the gain of $28,582, discussed above.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2007, the Company had no cash or cash equivalents. The Company had assets of $50,000, consisting of the artwork acquired in 2006. The Company had liabilities of $13,213, all current. During the year ended December 31, 2007, the Company did not use or receive funds through either its investing or financing activities.

During the year ended December 31, 2007, the Company was released from debt consisting of $12,403 in accounts payable, accrued interest of $10,285 and an accrued judgment of $5,894. In connection with the releases, we recognized a gain of $28,582.

During the year ended December 31, 2007, officers of the Company, who had made advances of $53,003 to the Company, released us from our obligation to repay this debt. This release of debt has been treated as a capital contribution and accounted for in additional paid-in capital.

We remain dependent on raising additional equity and, or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. There can be no assurances that we will be able to raise such funds

CRITICAL ACCOUNTING POLICIES

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

None.

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

ITEM 8A(T).   Controls And Procedures

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Officer and Directors of the Company, as of December 31, 2007, are as follows:

              Name                        Commenced            Age                  Position
----------------------------------    -------------------    --------    --------------------------------
----------------------------------    -------------------    --------    --------------------------------
Bruce Anthony Cosgrove                       2006              55        President & CEO, Director
Wayne Gronquist, Esq.                        1998              64        Secretary, Director
Stuart Douglas Hamilton                      2006              46        Director


Bruce Anthony Cosgrove. Mr. Cosgrove has been with the Company for 4 years and was appointed President, CEO, at the November 06, 2006 Board of Directors Meeting. Mr. Cosgrove has spent twenty years as an Investment Banker and eight years as a Research Chemist. He has a Bachelor of Science and a Master of Science in Chemistry and studies towards his Doctorate in Chemistry from Simon University in Canada.

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

Mr. Stuart Douglas Hamilton. Mr. Hamilton has been a director of the Company since November 6, 2006. For the proceeding two years, he has also been employed by BC Bearings Engineers Ltd., as an Oil Services Manager and for the immediately preceeding five years, he was employed by HYDAC Canada, as its Western Canadian Manager.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2007 and 2006 (the "Named Executive Officers"):

                      SUMMARY EXECUTIVES COMPENSATION TABLE

--------------- ------- -------- --------- -------- --------- --------------- ---------------- --------------- -------
                                                                Non-equity     Non-qualified
                                                                incentive        deferred
                                           Stock    Option         plan        compensation      All other
    Name &              Salary    Bonus    awards    awards    compensation      earnings       compensation   Total
   Position      Year     ($)      ($)       ($)      ($)          ($)              ($)             ($)         ($)
--------------- ------- -------- --------- -------- --------- --------------- ---------------- --------------- -------
--------------- ------- -------- --------- -------- --------- --------------- ---------------- --------------- -------
Bruce
Cosgrove,
President &      2007      0        0         0        0            0                0               0           0
CEO              2006      0        0         0        0            0                0               0           0
--------------- ------- -------- --------- -------- --------- --------------- ---------------- --------------- -------
--------------- ------- -------- --------- -------- --------- --------------- ---------------- --------------- -------
Wayne            2007      0        0         0        0            0                0               0           0
Gronquist,
Director
--------------- ------- -------- --------- -------- --------- --------------- ---------------- --------------- -------
--------------- ------- -------- --------- -------- --------- --------------- ---------------- --------------- -------

--------------- ------- -------- --------- -------- --------- --------------- ---------------- --------------- -------
(1)       Mr. Gronquist served as the Company's CEO and President till November 2006.

EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the year ended December 31, 2007.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and Chief Executive Officer (CEO) the fiscal year ended December 31, 2007 (the "Named Executive Officers"):


                           Option Awards Stock awards
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
                                                                                                            Equity
                                                                                                            incentive
                                       Equity                                                               plan
                                       incentive                                                Equity      awards:
                                       plan                                                     incentive   Market
                                       awards:                                                  plan        or
              Number of    Number of   Number of                          Number     Market     awards:     payout
              securities  securities   securities                         of         value of   Number of   value of
              underlying  underlying   underlying                         shares     shares     unearned    unearned
              unexercised unexercised  unexercised Option      Option     or units   of units   shares,     shares,
              options       options    unearned    exercise    expiration of stock   of stock   units or    units or
    Name      (#)             (#)       options      price       date     that       that       other       others
              exercisable unexercisable   (#)         ($)                 have not   have not   rights      rights
                                                                           vested     vested    that have   that
                                                                             (#)        ($)     not         have not
                                                                                                vested (#)   vested
                                                                                                               ($)
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
Bruce             0            0           0           0           0          0          0          0           0
Cosgrove,
President &
CEO
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------


                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2007:


---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
                                                                           Non-qualified
                                                             Non-equity      deferred
                 Fees earned                                 incentive     compensation     All other
                  or paid in      Stock         Option          plan         earnings      compensation      Total
     Name            cash       awards ($)    awards ($)    compensation        ($)            ($)            ($)
                     ($)                                        ($)
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
Bruce Cosgrove      $ -0-         $ -0-         $ -0-          $ -0-           $ -0-          $ -0-          $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
Wayne Gronquist     $ -0-         $ -0-         $ -0-          $ -0-           $ -0-          $ -0-          $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
Stuart Hamilton     $ -0-         $ -0-          $-0-          $ -0-           $-0-           $ -0-          $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

Directors receive no compensation for serving.

Mr. Gronquist serves on the Board of Directors and as an officer of the Company and The Saint James Company at the request of First Dominion, a previous majority owner of the outstanding Company shares. First Dominion is a client of Mr. Gronquist law firm. Mr. Gronquist received $0 from First Dominion for work performed in 2007. The work performed for First Dominion is unrelated to the business of the Company. Mr. Gronquist does not receive any compensation for acting as the Trustee for First Dominion's the Company shares

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2007, the number of shares of the Company's outstanding Common Stock owned beneficially by (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of such stock, (ii) each Director of the Company and (iii) each Executive Officer.



                Name and Address of                  Amount and Nature of       Percentage of Outstanding
                Beneficial Owner                   Beneficial Relationship          Common Stock(1)
-------------------------------------------------- ------------------------ ---------------------------------

Wynthrop Barrington, Inc.                                 1,000,000                       8.2%
1800 E. Sahara, Suite 107
Las Vegas, NV 90104

Michael Brovsky, LLC                                      1,000,000                       8.2%
5662 Calle Real #118
Goleta, CA 93117

Christian W. Johnson                                      1,000,000                       8.2%
7172 Hawthorne #110
Los Angeles, CA  90046

Manufactures Warranty Group, Inc.                         1,000,000                       8.2%
3535 E. Coast Hwy, Suite 331
Corona del Mar, CA  92625

W. David Winitzky                                         1,000,000                       8.2%
3463 State Street, PMB508
Santa Barbara, California 9310

Curtis J. Bernhardt                                       1,000,000                       8.2%
PO Box 646
Glenhaven, CA 95443

June Masaki                                               1,000,000                       8.2%
PO Box 646
Glenhaven, CA 95443

Christie Jones                                            1,000,000                       8.2%
PO Box 646
Glenhaven, CA 95443

Union Standard Limited                                    1,000,000                       8.2%
1104 Nueces Street
Austin, TX 78701

Credit Critque, Inc.                                      1,000,000                       8.2%
1740 E. Garry Ave, Suite 231
Santa Ana, CA 92705

Tropical Springs Investment, Inc.                         1,000,000                       8.2%
8883 West Flamingo Road, Suite 102
Las Vegas, NV 89147

Wayne Gronquist Esq. Secretary & Director                    -0-                           0%
1104 Nueces Street
Austin Tx 78701



Bruce Cosgrove, President & Director                       413,008                         3%
78536 Naples Drive
La Quinta CA 92253

Stuart Hamilton    Director                                  -0-                          -0-
#11 5736 59 Street
Edmonton, Alberta Canada T6B 3C3

All officers and Directors, as a group                     413,008                         3%
(3 individuals)


 (1) Based on 11,999,057 shares of common stock issued and outstanding on December 31, 2007.


ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS


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


     31. Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

     32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed and expected to be billed by Larry O'Donnell, CPA, our independent registered public accounting firm, at the time, for professional services in the fiscal years ended December 31, 2007 and 2006 are as follows:


         Services Rendered                     2007                               2006
         -----------------                     ----                               ----

         Audit Fees                           $ 0                                $6,000
         Audit Related Fees                   $ 0                                $5,000
         All Other Fees                       $ 9,000                            $1,000


Our current independent registered public accounting firm, Larry O'Donnell, CPA was engaged in 2007 to perform the audit for the year ended December 31, 2006.


                             THE SAINT JAMES COMPANY

                              Financial Statements

                                Table of Contents




                                                                                                          Page

Report of Independent Registered Public Accounting Firm                                                     1

Financial Statements:

     Balance Sheet as of December 31, 2007                                                                  2

     Statements of Operations for the Years Ended                                                           3
         December 31, 2007 and 2006 and the Period From
         January 1, 1999 to December 31, 2007

     Statements of Changes in Stockholders' Equity for the Period From                                      4
         January 1, 1999 to December 31, 2007

     Statements of Cash Flows for the Years Ended                                                           5
         December 31, 2007 and 2006 and the Period From
         January 1, 1999 to December 31, 2007

Notes to Financial Statements                                                                               6 - 10



                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
Fax(303)369-9384                                        Unit I
E-mail larryodonnellcpa@msn.com                         Aurora, Colorado  80014
www.larryodonnellcpa.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The Saint James Company


I have audited the accompanying balance sheet of The Saint James Company as of December 31, 2007, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended and for the period January 1, 1999 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Saint James Company as of December 31, 2007, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 1999 to December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company' is in the development state and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in the
Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell, CPA, P.C.
Larry O'Donnell, CPA, P.C.
March   8, 2008

                             The Saint James Company
                          (A Development Stage Company)
                                  Balance Sheet


                                                                                                December 31,
                                                                                                    2007
                                                                                              -----------------
                                     Assets
     Other Assets
        Cash and cash equivalents                                                                          $ -
        Artwork                                                                                         50,000
                                                                                              -----------------
Total assets                                                                                          $ 50,000
                                                                                              =================

                   Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                                                 $ 13,213

                                                                                              -----------------
Total current liabilities                                                                               13,213
                                                                                              -----------------

Commitment and contingencies                                                                                 -

Stockholders' equity

     Common stock, $0.001 par value; 50,000,000
        shares authorized; 11,999,057 issued and outstanding                                            11,999
     Additional paid-in capital                                                                      3,650,579
     Deficit accumulated during development stage                                                   (3,625,791)
                                                                                              -----------------
Total stockholders' deficit                                                                             36,787
                                                                                              -----------------
Total liabilities and stockholders' equity                                                            $ 50,000
                                                                                              =================

The accompanying notes are an integral part of these financial statements.


             The Saint James Company
          (A Development Stage Company)
            Statements of Operations

                                                                                                          Development
                                                                                                       Stage - January 1,
                                                         Year Ended                                       1999 through
                                                        December 31,            December 31,              December 31,
                                                            2007                    2006                      2007
                                                      ------------------    ---------------------    -----------------------
Sales                                              $                  -  $                     -  $                       -
Cost of Sales                                                         -                        -                          -
                                                      ------------------    ---------------------    -----------------------
Gross profit                                                          -                        -                          -

Operating expenses
     Research and development                                         -                        -                          -
     General and administrative                                       -                        -                    177,219
                                                      ------------------    ---------------------    -----------------------
Total operating expenses                                              -                        -                    177,219
                                                      ------------------    ---------------------    -----------------------
Loss from operation                                                   -                        -                   (177,219)
                                                      ------------------    ---------------------    -----------------------
Other income (expense)
     Interest income                                                  -                        -                          -
     Other income                                                28,582                        -                     37,067
     Interest expense                                              (512)                    (682)                    (5,407)
                                                      ------------------    ---------------------    -----------------------
Total other income (expense)                                     28,070                     (682)                    31,660
                                                      ------------------    ---------------------    -----------------------
Income (loss) before taxes                                       28,070                     (682)                  (145,559)

Provision for taxes                                                   -                        -                          -
                                                      ------------------    ---------------------    -----------------------
Net income (loss)                                  $             28,070  $                  (682) $                (145,559)
                                                      ==================    =====================    =======================
Earning (loss) per shares - basic and diluted      $                  *  $                     *  $                   (0.10)
                                                      ==================    =====================    =======================
Weighted average shares outstanding                          11,999,057               11,999,057                  1,519,434
                                                      ==================    =====================    =======================
     * Less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

               The Saint James Company
            (A Development Stage Company)
     Statement of Stockholders' (Deficit) Equity
                  December 31, 2007


                                                                                                   Deficit
                                                                                                Accumulated
                                                                                 Additional        During
                                                              Common Stock        Paid-in       Development
                                                           Shares       Amount    Capital           Stage        Total
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 1998                                   999,057      $ 999    $3,460,568   $ (3,480,232)    $ (18,665)

Net loss                                                           -          -             -         (6,115)       (6,115)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 1999                                   999,057        999     3,460,568     (3,486,347)      (24,780)

Net loss                                                           -          -             -        (22,670)      (22,670)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2000                                   999,057        999     3,460,568     (3,509,017)      (47,450)

Net loss                                                           -          -             -         (4,382)       (4,382)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2001                                   999,057        999     3,460,568     (3,513,399)      (51,832)

Net loss                                                           -          -             -         (4,314)       (4,314)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2002                                   999,057        999     3,460,568     (3,517,713)      (56,146)

Capital contribution from Funet                                    -          -        27,239              -        27,239
Net loss                                                           -          -             -        (54,644)      (54,644)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2003                                   999,057        999     3,487,807     (3,572,357)      (83,551)

Capital contribution from Funet                                    -          -        10,769              -        10,769
Net loss                                                           -          -             -        (47,640)      (47,640)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2004                                   999,057        999     3,498,576     (3,619,997)     (120,422)
                                                        -------------  ---------  ------------  -------------  ------------
Issuance of common stock for purchased assets              5,000,000      5,000        45,000              -        50,000
Issuance of common stock for purchased services            6,000,000      6,000        54,000              -        60,000
Net loss                                                           -          -             -        (33,182)      (33,182)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2005                                11,999,057     11,999     3,597,576     (3,653,179)      (43,604)
                                                        -------------  ---------  ------------  -------------  ------------

Net loss                                                           -          -             -           (682)         (682)
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2006                                11,999,057     11,999     3,597,576     (3,653,861)      (44,286)
                                                        -------------  ---------  ------------  -------------  ------------
Forgiveness of officer debt                                                            53,003                       53,003
Net Income                                                         -          -             -         28,070        28,070
                                                        -------------  ---------  ------------  -------------  ------------
Balance, December 31, 2007                                11,999,057   $ 11,999    $3,650,579   $ (3,625,791)     $ 36,787
                                                        =============  =========  ============  =============  ============

The accompanying notes are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                          Development
                                                                                                      Stage - January 1,
                                                                 Year Ended                                 1999 to
                                                                 December 31,       December 31,         December 31,
                                                                    2007               2006                  2007
                                                               ---------------   -----------------   ----------------------
Cash flows from operating activities
    Net income (loss)                                        $         28,070  $             (682) $              (145,559)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Common stock issued for services                                      -                   -                   60,000
      Gain on settlement of judgment                                  (28,582)                  -                  (37,067)
      Changes in operating assets and liabilities                           -                   -                        -
          Increase in accounts payable                                      -                   -                   25,616
          Increase in accrued interest                                    512                 682                    5,285

                                                               ---------------   -----------------   ----------------------
Net cash used in operating activities                                       -                   -                  (91,725)
                                                               ---------------   -----------------   ----------------------

Cash flows from financing activities
    Advance from related parties                                            -                   -                   53,003
    Capital contribution from Funet                                         -                   -                   38,008
                                                               ---------------   -----------------   ----------------------
Net cash provided by financing activities                                   -                   -                   91,011
                                                               ---------------   -----------------   ----------------------
Net increase (decrease) in cash                                             -                   -                     (714)

Cash at beginning of period                                                 -                   -                      714

                                                               ---------------   -----------------   ----------------------
Cash at end of period                                        $              -  $                -  $                     -
                                                               ===============   =================   ======================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for accounts payable
      valued at $60,000                                      $              -  $           60,000  $                60,000
                                                               ===============   =================   ======================
    Issuance of 5,000,000 shares for artwork
      valued at $50,000                                      $              -  $           50,000  $                50,000
                                                               ===============   =================   ======================

    The accompanying notes are an integral part of these financial statements.

                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                          Year Ended December 31, 2007
Note 1 - Organization
Chem-Waste Corporation was incorporated on January 10, 1984 under the laws of the State of North Carolina. On July 19, 1984, Chem-Waste Corporation changed its name to Radiation Disposal Systems, Inc. On October 13, 1998, The Saint James Company (the "Company") incorporated an operating subsidiary called The Saint James Company under the laws of the State of Delaware. On November 19, 1998 Radiation Disposal Systems, Inc. exchanged all of its outstanding shares for equal shares in The Saint James Company. The effect of this transaction was to change the name of the Company to The Saint James Company and to change the Company's state of domicile from North Carolina to Delaware. The Company has subsequently discovered that the legal paperwork to effectuate the merger was never filed with the state of North Carolina; therefore, the Company is currently domiciled in the state of North Carolina.

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

Management plans to take steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended December 31, 2007 and 2006, the Company did not have any components of comprehensive income (loss) to report and, accordingly, has not included a schedule of comprehensive income in the financial statements.

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

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements   when   Quantifying   Misstatements  in  Current  Year  Financial
Statements," ("SAB 108"),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position. Management is currently evaluating the impact of FASB 160 on the consolidated financial statements.

In December 2007, the FASB issued FASB 141R, Business Combinations ("FASB 141R"). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt FASB 141R effective January 1, 2009. Note 3 - Income Taxes The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2007 and 2006 is as follows:


                                                                       2007               2006
                                                                 ----------------   ----------

         Federal income tax rate                                         34.0%             34.0%
         Effect of net operating loss                                   (34.0)%           (34.0)%
                                                                ---------------     -------------
         Effective income tax rate                                        0.0%              0.0%
                                                                ==============      ============

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2007 are as follows:

         Loss carry forwards                            $     228,435
         Less valuation allowance                            (228,435)
                                                          -------------
                                                        $          --
                                                          =============

At December 31, 2007 and 2006, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. Net operating loss carry forwards of approximately $3,600,000 began to expire in 1999, of which $228,435 are still available as of December 31, 2007.

Note 4 - Release from liabilities

During the year ended December 31, 2007, the company was released from the following liabilities:

Accounts payable                       $
                                       12,403
Accrued judgments
Accrued interest                       10,285
                                       -------------
Total released                         $
                                       28,582
                                       ==============

During the year ended December 31, 2007, officers of the Company, who had made advances of $53,003 to the Company, released us from our obligation to pay for this debt. This release of debt has been treated as a capital contribution and accounted for in additional paid in capital.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE SAINT JAMES COMPANY

Date:  March 17, 2008                      By: /s/ Bruce Anthony Cosgrove
                                             ------------------------------
                                                     Bruce Anthony Cosgrove
                                                     President & Chief Executive
                                                     Officer & Chief
                                                     Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                               Date
---------                             -----                               ----

/s/ Bruce Anthony Cosgrove
----------------------------
Name: Bruce Anthony Cosgrove         President, CEO            March 17, 2008
                                     & Director


/s/ Wayne Gronquist
-------------------
Name: Wayne Gronquist                Secretary & Director      March  17, 2008



/s/ Stuart Hamilton
-------------------
Name:  Stuart Hamilton               Director                  March 17, 2008