Form 10QSB
period 2008-03-31
Saint James CO
filed 2008-05-15
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2008

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-13738
                            (Commission file number)

                             THE SAINT JAMES COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)

       NORTH CAROLINA                                        56-1426581
       --------------                                        ----------
  (State of Incorporation)                                  (IRS Employer
                                                           Identification No.)

             4505 Las Virgenes Road, Suite 210, Calabasas, CA 91302
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 739-5696
                                 --------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 11, 2008, the Registrant had 11,999,057 shares of its common stock issued and outstanding.





                             THE SAINT JAMES COMPANY
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements (Unaudited)                                                      3

           Balance Sheet as of March 31, 2008 and December 31, 2007                              F-1

           Statements of Operations For the Three Months Ended
           March 31, 2008 and 2007 and the Period from January 1, 1999
           to March 31, 2008                                                                     F-2

           Statement of Stockholders' Deficit for the Period
           from January 1, 1999 to March 31, 2008                                                F-3

           Statements of Cash Flows for the Three Months ended
           March 31, 2008 and 2007 and the Period from January 1, 1999
           to March 31, 2008                                                                     F-4

           Notes to the Financial Statements                                                     F-5 - F-8

Item 2.  Management's Discussion and Analysis of Financial Condition                             4
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable             5

Item 4.  Controls and Procedures                                                                 6

Item 4T. Controls and Procedures                                                                 6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  - Not Applicable           7

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        7

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                    7

Item 5.  Other Information - Not Applicable                                                      7

Item 6.  Exhibits                                                                                7

SIGNATURES                                                                                       8




                             The Saint James Company
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                           March 31,         December 31,
                                                                                             2008                2007
                                                                                        ----------------    ----------------
                                                                                          (Unaudited)          (Audited)
              Assets

     Cash and cash equivalents                                                                      $ -                 $ -
     Other assets                                                                                50,000              50,000
                                                                                        ----------------    ----------------
Total assets                                                                                   $ 50,000            $ 50,000
                                                                                        ================    ================

                Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                                          $ 13,213            $ 13,213

                                                                                        ----------------    ----------------
Total current liabilities                                                                        13,213              13,213
                                                                                        ----------------    ----------------
Commitment and contingencies

Stockholders' equity
     Preferred stock, $0.01 par value; 500,000
        shares authorized; 0 issued and outstanding                                                   -                   -
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 11,999,057 issued and outstanding at March 31, 2008
        and December 31, 2007, respectively                                                      11,999              11,999
     Additional paid-in capital                                                               3,728,217           3,650,579
     Deficit accumulated during development stage                                            (3,703,429)         (3,625,791)
                                                                                        ----------------    ----------------
Total stockholders' equity                                                                       36,787              36,787
                                                                                        ----------------    ----------------
Total liabilities and stockholders'  equity                                                    $ 50,000            $ 50,000
                                                                                        ================    ================

The accompanying notes are an integral part of these financial statements.



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                           Development
                                                                                                        Stage - January 1,
                                                                    Three Months Ended                       1999 to
                                                               March 31,              March 31,             March 31,
                                                                  2008                  2007                   2008
                                                         -----------------------   ----------------    ---------------------
Sales                                                    $                    -    $             -     $                  -
Cost of Sales                                                                 -                  -                        -
                                                         -----------------------   ----------------    ---------------------
Gross profit                                                                  -                  -                        -

Operating expenses
     Research and development                                                 -                  -                        -
     General and administrative                                          77,638                  -                  254,857
                                                         -----------------------   ----------------    ---------------------
Total operating expenses                                                 77,638                  -                  254,857
                                                         -----------------------   ----------------    ---------------------
Loss from operation                                                     (77,638)                 -                 (254,857)
                                                         -----------------------   ----------------    ---------------------
Other income (expense)
     Other income (expense)                                                   -                  -                   37,067
     Interest expense                                                         -               (171)                  (5,407)
                                                         -----------------------   ----------------    ---------------------
Total other income (expense)                                                  -               (171)                  31,660
                                                         -----------------------   ----------------    ---------------------
Losses before taxes                                                     (77,638)              (171)                (223,197)

Provision for taxes                                                           -                  -                        -
                                                         -----------------------   ----------------    ---------------------
Net loss                                                 $              (77,638)   $          (171)    $           (223,197)
                                                         =======================   ================    =====================
Net loss per shares - basic and diluted                  $                    *    $             *
                                                         =======================   ================

Weighted average shares outstanding
        Basic and diluted                                            11,999,057         11,999,057
                                                         =======================   ================

     * Less than $(0.01) per share.

     The accompanying notes are an integral part of these financial statements.

                                      F-2


                             The Saint James Company
                          (A Development Stage Company)
                   Statement of Stockholders' (Deficit) Equity
              For The Period of July 1, 1999 through March 31, 2008
                                   (Unaudited)

                                                                                    Additional      During
                                                              Common Stock          Paid-in       Development
                                                          Shares        Amount       Capital        Stage         Total
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 1998                                  999,057         $ 999   $3,460,568   $ (3,480,232)   $ (18,665)

Net loss                                                          -             -            -         (6,115)      (6,115)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 1999                                  999,057           999    3,460,568     (3,486,347)     (24,780)

Net loss                                                          -             -            -        (22,670)     (22,670)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2000                                  999,057           999    3,460,568     (3,509,017)     (47,450)

Net loss                                                          -             -            -         (4,382)      (4,382)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2001                                  999,057           999    3,460,568     (3,513,399)     (51,832)

Net loss                                                          -             -            -         (4,314)      (4,314)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2002                                  999,057           999    3,460,568     (3,517,713)     (56,146)

Capital contribution from Funet                                   -             -       27,239              -       27,239
Net loss                                                          -             -            -        (54,644)     (54,644)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2003                                  999,057           999    3,487,807     (3,572,357)     (83,551)

Capital contribution from Funet                                   -             -       10,769              -       10,769
Net loss                                                          -             -            -        (47,640)     (47,640)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2004                                  999,057           999    3,498,576     (3,619,997)    (120,422)
                                                       -------------  ------------  -----------  -------------  -----------

Issuance of common stock for purchased assets             5,000,000         5,000       45,000              -       50,000
Issuance of common stock for purchased services           6,000,000         6,000       54,000              -       60,000
Net loss                                                          -             -            -        (33,182)     (33,182)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2005                               11,999,057        11,999    3,597,576     (3,653,179)     (43,604)
                                                       -------------  ------------  -----------  -------------  -----------
Net loss                                                          -             -            -           (682)        (682)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2006                               11,999,057        11,999    3,597,576     (3,653,861)     (44,286)
                                                       -------------  ------------  -----------  -------------  -----------
Forgiveness of officer debt                                                             53,003                      53,003
Net Income                                                        -             -            -         28,070       28,070
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2007                               11,999,057        11,999    3,650,579     (3,625,791)      36,787
                                                       -------------  ------------  -----------  -------------  -----------
Payment of expenses by stockholders                               -             -       77,638              -       77,638
Net loss                                                          -             -            -        (77,638)     (77,638)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, March 31, 2008                                  11,999,057      $ 11,999   $3,728,217   $ (3,703,429)    $ 36,787
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

                                      F-3



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                     Development
                                                                                                 Stage - January 1,
                                                                   Three Months Ended                  1999 to
                                                              March 31,         March 31,             March 31,
                                                                 2008              2007                 2008
                                                            ---------------   ---------------   ----------------------
Cash flows from operating activities
    Net loss                                                $      (77,638)   $         (171)   $            (223,197)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Common stock issued for services                                 -                 -                   60,000
        Gain on settlement of judgment                                   -                 -                  (37,067)
      Changes in operating assets and liabilities
        Increase in accounts payable                                     -                 -                   25,616
        Increase in accrued interest                                     -               171                    5,285

                                                            ---------------   ---------------   ----------------------
Net cash used in operating activities                              (77,638)                -                 (169,363)
                                                            ---------------   ---------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                        -                 -                   53,003
    Capital contribution from Funet                                      -                 -                   38,008
    Additional Paid in Capital                                      77,638                 -                   77,638

                                                            ---------------   ---------------   ----------------------
Net cash provided by financing activities                           77,638                 -                  168,649
                                                            ---------------   ---------------   ----------------------
Net decrease in cash                                                     -                 -                     (714)

Cash at beginning of period                                              -                 -                      714

                                                            ---------------   ---------------   ----------------------
Cash at end of period                                       $            -    $            -    $                   -
                                                            ===============   ===============   ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest expense                          $            -    $            -    $                   -
                                                            ===============   ===============   ======================
    Cash paid for income taxes                              $            -    $            -    $                   -
                                                            ===============   ===============   ======================
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for accounts payable
      valued at $60,000                                     $            -    $            -    $              60,000
                                                            ===============   ===============   ======================
    Issuance of 5,000,000 shares for artwork
      valued at $50,000                                     $             -   $            -    $              50,000
                                                            ===============   ===============   ======================

    The accompanying notes are an integral part of these financial statements.

                                      F-4


                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the advances to officers/directors is not practicable to estimate, based upon the related party nature of the underlying transactions.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the three months ended March 31, 2008 and 2007, the Company did not have any components of comprehensive income (loss) to report and, accordingly, has not included a schedule of comprehensive income in the financial statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161 " Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, certain stockholders of the Company paid outstanding accounts payables on behalf of the Company totaling $77,638. This amount has been treated as a capital contribution and accounted for in additional paid-in capital.

NOTE 4 - ARTWORK

In December 2005, the Company entered into a purchase agreement with The Saint James Collection, LLC and purchased Limited Edition Cell Art Collection or Sericels for 5,000,000 shares of the common stock The Saint James Company. The 5,000,000 shares of common stock were valued at $0.01 per share for a total value of $50,000.

NOTE 5 -STOCKHOLDER'S DEFICIT

During the three months ended March 31, 2008, the Company did not issue any shares of its common stock.

During the three months ended March 31, 2008, certain stockholders of the Company paid outstanding accounts payables on behalf of the Company totaling $77,638. This amount has been treated as a capital contribution and accounted for in additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

OVERVIEW

On December 15, 2005, we entered into a purchase agreement with The Saint James Collection, LLC and purchased Limited Edition Animation Art Cell Collection or Sericells for 5,000,000 shares of the common stock of The Saint James Company. The 5,000,000 shares of common stock were valued at $0.01 per share for a total value of $50,000.

The St. James Company Ninja Turtles Animation Collection (also referred to as "Dino Cells") consists of a number of production Cels, pencil drawings, hand-painted backgrounds and hand-painted pan backgrounds.

We intend on marketing the Sericells, which would include providing limited numbers of original Animation Cell Art to collectors through some select retail venues and by working closely with some charities that can sell original or reproduction art as a fund raiser to the public or through school systems in most states. The Company intends to establish a relationship with distributors to sell art.

Due to our limited resources, we have not been able to aggressively pursue their business objectives and will be better positioned once we are quoted and traded on the OTC BB, wherein said listing may facilitate financing opportunities during the next twelve months.

We have assets of $50,000. We incurred a net loss of $77,638 during the three months ended March 31, 2008. Currently, management does not anticipate any circumstances in which we will produce revenues or acquire assets. Management is seeking a potential merger candidate or purchaser for us to minimize the shareholders' loss.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

During the three months ended March 31, 2008 and 2007, we did not recognize any revenues for our business activities.

During the three months ended March 31, 2008, we incurred $77,638 in general and administrative expenses compared to none during the three months ended March 31, 2007. The increase of $77,638 was a result of our increased operational activities, which included the performance of our 2007 audit and the filing of our annual report.

During the three months ended March 31, 2008, we recognized a net loss of $77,638 compared to a net loss of $171 during the three months ended March 31, 2008. The increase of $77,467 was a result of the $77,638 increase in general and administrative expenses discussed above, offset by the $171 decrease in interest expense.

FINANCIAL CONDITION AND LIQUIDITY

For the three months ended March 31, 2008, we held no cash or cash equivalents. We had assets of $50,000, consisting of the artwork acquired in 2006. We had total liabilities of $13,213, all current. Net cash used by operating activities during the three months ended March 31, 2008 was $77,638. During the three months ended March 31, 2008, the net cash provided represented net loss of $77,638, which was not adjusted for any non-cash items. During the three months ended March 31, 2007, we neither used or were provided cash through our operating activities.

During the three months ended March 31, 2008 and 2007, we did not have cash flows from our investing activities.

During the three months ended March 31, 2008, we received funds of $77,638 from our financing activities. During the three months ended March 31, 2007, we did not receive or use funds in our financing activities. During the three months ended March 31, 2008, certain of our stockholders paid for the professional fees that were incurred by us in connection with our activities during the three months ended March 31, 2008. These fees, legal and accounting, totaled $77,638. These payments have been treated as a capital contribution and accounted for in additional paid-in-capital.
We remain dependent on raising additional equity and, or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. There can be no assurances that we will be able to raise such funds.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ending March 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of the Company's property is the subject.


ITEM 2.  CHANGE IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

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

                                      THE SAINT JAMES COMPANY




May 14, 2008                 By:      /s/ Bruce Anthony Cosgrove
                                      --------------------------------
                                          Bruce Anthony Cosgrove, President, CEO
                                          & Principal Accounting Officer