Form 10-Q
period 2008-06-30
Saint James CO
filed 2008-08-14
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

          Broadway Plaza, 520 Broadway, Suite 350 Santa Monica CA 90401
                    (Address of Principal Executive Offices)

                                 (310) 739-5696
                         (Registrant's Telephone Number)


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





                             THE SAINT JAMES COMPANY
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 3

Item 1.    Financial Statements (Unaudited)                                                      3

           Balance Sheet as of June 30, 2008and December 31, 2007                                3

           Statements of Operations For the Three  and Six Months Ended
           June 30, 2008 and 2007 and the Period from January 1, 1999 (Inception)
           to June 30, 2008                                                                      4

           Statement of Stockholders' Deficit for the Period
           from January 1, 1999 (Inception) to June 30, 2008                                     5

           Statements of Cash Flows for the Six Months ended
           June 30, 2008 and 2007 and the Period from January 1, 1999 (Inception)
           to June 30, 2008                                                                      6
           Notes to the Financial Statements                                                     7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                            13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                                  3

Item 4T.  Controls and Procedures                                                                3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  - Not Applicable           4

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                    5

Item 5.  Other Information - Not Applicable                                                      5

Item 6.  Exhibits                                                                                5

SIGNATURES                                                                                       6


The accompanying notes are an integral part of these financial statements.



PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             The Saint James Company
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                           June 30,          December 31,
                                                                                             2008                2007
                                                                                        ----------------    ----------------
                                                                                          (Unaudited)          (Audited)
              Assets

     Cash and cash equivalents                                                                      $ -                 $ -
     Other assets                                                                                50,000              50,000
                                                                                        ----------------    ----------------

Total assets                                                                                   $ 50,000            $ 50,000
                                                                                        ================    ================

                Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                                          $ 13,213            $ 13,213

                                                                                        ----------------    ----------------
Total current liabilities                                                                        13,213              13,213
                                                                                        ----------------    ----------------
Commitment and contingencies

Stockholders' equity
     Preferred stock, $0.01 par value; 500,000
        shares authorized; 0 issued and outstanding                                                   -                   -
     Common stock, $0.001 par value; 50,000,000
        shares authorized; 11,999,057 issued and outstanding at June 30, 2008
        and December 31, 2007, respectively                                                      11,999              11,999
     Additional paid-in capital                                                               3,728,217           3,650,579
     Deficit accumulated during development stage                                            (3,703,429)         (3,625,791)
                                                                                        ----------------    ---------------
Total stockholders' equity                                                                       36,787              36,787
                                                                                        ----------------    ----------------
Total liabilities and stockholders'  equity                                                    $ 50,000            $ 50,000
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



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                             Development
                                                                                                           Stage - January 1,
                                                   Three Months Ended              Six Months Ended            1999 to
                                                June 30,          June 30,       June 30,     June 30,         June 30,
                                                  2008              2007           2008         2007             2008
                                            ------------------  -------------  --------------------------  -----------------
Sales                                                     $ -            $ -            $ -          $ -                $ -
Cost of Sales                                               -              -              -            -                  -
                                            ------------------  -------------  --------------------------  -----------------
Gross profit                                                -              -              -            -                  -

Operating expenses
    Research and development                                -              -              -            -                  -
    General and administrative                              -              -         77,638            -            254,857
                                            ------------------  -------------  --------------------------  -----------------
Total operating expenses                                    -              -         77,638            -            254,857
                                            ------------------  -------------  --------------------------  -----------------
Loss from operation                                         -              -        (77,638)           -           (254,857)
                                            ------------------  -------------  --------------------------  -----------------
Other income (expense)
    Other income                                            -              -              -            -             37,067
    Interest expense                                        -           (170)             -         (341)            (5,407)
                                            ------------------  -------------  --------------------------  -----------------
Total other (expense) income                                -           (170)             -         (341)            31,660
                                            ------------------  -------------  --------------------------  -----------------
Losses before taxes                                         -           (170)       (77,638)        (341)          (223,197)

Provision for taxes                                         -              -              -            -                  -
                                            ------------------  -------------  --------------------------  -----------------
Net loss                                                  $ -         $ (170)     $ (77,638)      $ (341)        $ (223,197)
                                            ==================  =============  ==========================  =================
Net loss per shares - basic and diluted                     *              *              *            *
                                            ==================  =============  ==========================
Weighted average shares outsanding
       Basic and diluted                           11,999,057     11,999,057     11,999,057   11,999,057
                                            ==================  =============  ==========================
    * Less than $(0.01) per share.

    The accompanying notes are an integral part of these financial statements.


                             The Saint James Company
                          (A Development Stage Company)
                   Statement of Stockholders' (Deficit) Equity
              For The Period of July 1, 1999 through June 30, 2008
                                   (Unaudited)



                                                              Common Stock                          Deficit Accumulated
                                                       ---------------------------
                                                          Shares        Amount      Additional PaiDuringaDevelopmeTotalage
                                                       -------------  ------------  ---------------------------------------
Balance, December 31, 1998                                  999,057         $ 999   $3,460,568   $ (3,480,232)   $ (18,665)

Net loss                                                          -             -            -         (6,115)      (6,115)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 1999                                  999,057           999    3,460,568     (3,486,347)     (24,780)

Net loss                                                          -             -            -        (22,670)     (22,670)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2000                                  999,057           999    3,460,568     (3,509,017)     (47,450)

Net loss                                                          -             -            -         (4,382)      (4,382)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2001                                  999,057           999    3,460,568     (3,513,399)     (51,832)

Net loss                                                          -             -            -         (4,314)      (4,314)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2002                                  999,057           999    3,460,568     (3,517,713)     (56,146)

Capital contribution from Funet                                   -             -       27,239              -       27,239
Net loss                                                          -             -            -        (54,644)     (54,644)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2003                                  999,057           999    3,487,807     (3,572,357)     (83,551)

Capital contribution from Funet                                   -             -       10,769              -       10,769
Net loss                                                          -             -            -        (47,640)     (47,640)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2004                                  999,057           999    3,498,576     (3,619,997)    (120,422)
                                                       -------------  ------------  -----------  -------------  -----------
Issuance of common stock for purchased assets             5,000,000         5,000       45,000              -       50,000
Issuance of common stock for purchased services           6,000,000         6,000       54,000              -       60,000
Net loss                                                          -             -            -        (33,182)     (33,182)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2005                               11,999,057        11,999    3,597,576     (3,653,179)     (43,604)
                                                       -------------  ------------  -----------  -------------  -----------
Net loss                                                          -             -            -           (682)        (682)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2006                               11,999,057        11,999    3,597,576     (3,653,861)     (44,286)
                                                       -------------  ------------  -----------  -------------  -----------
Forgiveness of officer debt                                                             53,003                      53,003
Net Income                                                        -             -            -         28,070       28,070
                                                       -------------  ------------  -----------  -------------  -----------
Balance, December 31, 2007                               11,999,057        11,999    3,650,579     (3,625,791)      36,787
                                                       -------------  ------------  -----------  -------------  -----------
Payment of expenses by stockholders                               -             -       77,638              -       77,638
Net loss                                                          -             -            -        (77,638)     (77,638)
                                                       -------------  ------------  -----------  -------------  -----------
Balance, June 30, 2008                                   11,999,057      $ 11,999   $3,728,217   $ (3,703,429)    $ 36,787
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

                                      F-3



                             The Saint James Company
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                     Development
                                                                                                 Stage - January 1,
                                                                    Six Months Ended                   1999 to
                                                               June 30,          June 30,             June 30,
                                                                 2008              2007                 2008
                                                            ---------------   ---------------   ----------------------
Cash flows from operating activities
    Net loss                                                $      (77,638)    $        (341)    $           (223,197)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Common stock issued for services                                 -                 -                   60,000
        Gain on settlement of judgment                                   -                 -                  (37,067)
      Changes in operating assets and liabilities
        Increase in accounts payable                                     -                 -                   25,616
        Increase in accrued interest                                     -               341                    5,285

                                                            ---------------   ---------------   ----------------------
Net cash used in operating activities                              (77,638)                -                 (169,363)
                                                            ---------------   ---------------   ----------------------

Cash flows from financing activities
    Advances from related parties                                        -                 -                   53,003
    Capital contribution from Funet                                      -                 -                   38,008
    Additional Paid in Capital                                      77,638                 -                   77,638

                                                            ---------------   ---------------   ----------------------
Net cash provided by financing activities                           77,638                 -                  168,649
                                                            ---------------   ---------------   ----------------------
Net decrease in cash                                                     -                 -                     (714)

Cash at beginning of period                                              -                 -                      714

                                                            ---------------   ---------------   ----------------------
Cash at end of period                                       $            -                 -     $                  -
                                                            ===============   ===============   ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest expense                          $            -                 -     $                  -
                                                            ===============   ===============   ======================
    Cash paid for income taxes                              $            -                 -     $                  -
                                                            ===============   ===============   ======================
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of 6,000,000 shares for acounts payable
      valued at $60,000                                     $            -     $           -     $             60,000
                                                            ===============   ===============   ======================
    Issuance of 5,000,000 shares for artwork
      valued at $50,000                                     $            -     $           -     $             50,000
                                                            ===============   ===============   ======================

    The accompanying notes are an integral part of these financial statements.



                             THE SAINT JAMES COMPANY
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

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

The Company does not currently have any active business operations due to limited resources, other than holding certain artwork and it is currently searching to find a potential purchaser or merger candidate.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

FAIR VALUE OF FINANACIAL INSTRUMENTS

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, certain stockholders of the Company paid outstanding accounts payables on behalf of the Company totaling $77,638. This amount has been treated as a capital contribution and accounted for in additional paid-in capital.

NOTE 4 - ARTWORK

In December 2005, the Company entered into a purchase agreement with The Saint James Collection, LLC and purchased Limited Edition Cell Art Collection or Sericels for 5,000,000 shares of the common stock The Saint James Company. The 5,000,000 shares of common stock were valued at $0.01 per share for a total value of $50,000.

NOTE 5 -STOCKHOLDER'S DEFICIT

During the six months ended June 30, 2008, the Company did not issue any shares of its common stock.

During the six months ended June 30, 2008, certain stockholders of the Company paid outstanding accounts payables on behalf of the Company totaling $77,638. This amount has been treated as a capital contribution and accounted for in additional paid-in capital.

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

We anticipate potentially hiring one or two marketing sales representatives to deal directly with distributors of art work and or greeting card companies.

We have assets of $50,000. We incurred a net loss of $77,979 during the six months ended June 30, 2008. Currently, management does not anticipate any circumstances in which we will produce revenues or acquire assets. Management is seeking a potential merger candidate or purchaser for us to minimize the shareholders' loss.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

During the three months ended June 30, 2008 and 2007, we did not recognize any revenues from our business activities.

During the three months ended June 30, 2008 and 2007, we did not incur any operational losses due to the fact that we did not incur any expenses in connection with our operational activities.

During the three months ended June 30, 2008, we did not recognize a net loss or net income compared to a net loss of $170 during the three months ended June 30, 2008. The decrease of $170 in net losses for the three months ended June 30, 2008 and 2007, due to the lack of operational expenses during the period and the decrease of $170 in interest expense.

For the Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

During the six months ended June 30, 2008 and 2007, we did not recognize any revenues from our business activities.

During the six months ended June 30, 2008, we incurred $77,638 in general and administrative expenses compared to none during the six months ended June 30, 2007. The increase of $77,638 was a result of our increased operational activities, which included the performance of our 2007 audit and the filing of our annual report.

During the six months ended June 30, 2008, we recognized a net loss of $77,638 compared to a net loss of $341 during the six months ended March 31, 2008. The increase of $77,297 was a result of the $77,638 increase in general and administrative expenses discussed above, offset by the 341 decrease in interest expense.

FINANCIAL CONDITION AND LIQUIDITY

For the six months ended June 30, 2008, we held no cash or cash equivalents. We had assets of $50,000, consisting of the artwork acquired in 2006. We had total liabilities of $13,213, all current. Net cash used by operating activities during the six months ended June 30, 2008 was $77,638. During the six months ended June 30, 2008, the net cash provided represented net loss of $77,638, which was not adjusted for any non-cash items. During the six months ended June 30, 2007, we neither used or were provided cash through our operating activities.

During the six months ended June 30, 2008 and 2007, we did not have cash flows from our investing activities.

During the six months ended June 30, 2008, we received funds of $77,638 from our financing activities. During the six months ended March 31, 2007, we did not receive or use funds in our financing activities.

During the six months ended June 30, 2008, certain of our stockholders paid for the professional fees that were incurred by us in connection with our activities during the six months ended June 30, 2008. These fees, legal and accounting, totaled $77,638. These payments have been treated as a capital contribution and accounted for in additional paid-in-capital. We remain dependent on raising additional equity and, or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. There can be no assurances that we will be able to raise such funds.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                     THE SAINT JAMES COMPANY




August 13, 2008                  By:      /s/ Bruce Anthony Cosgrove
                                          --------------------------------
                                              Bruce Anthony Cosgrove, President,
                                              CEO & Principal Accounting Officer