Form 10-Q/A
period 2007-09-30
Saint James CO
filed 2008-11-18
CIK 758256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

0-13738
(Commission file number)

THE SAINT JAMES COMPANY
(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1426581
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

Broadway Plaza, 520 Broadway, Suite 350, Santa Monica, California 90401
(Address of Principal Executive Offices)

(310) 739-5696
(Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issue's classes of common equity, as of the latest practicable date: As of November 17, 2008, the Company had 11,999,057 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THE SAINT JAMES COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1

The Saint James Company
(A Development Stage Company)
Balance Sheet

September 30,
2007
(unaudited)
Assets

Cash and cash equivalents	-
Other assets	50,000
Total assets	$50,000

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$13,213

Total current liabilities	13,213
Commitment and contingencies	-

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,999,057 issued and outstanding	11,999
Additional paid-in capital	3,650,579
Deficit accumulated during development stage	(3,625,791)
Total stockholders' equity	36,787
Total liabilities and stockholders' deficit	$50,000

The accompanying notes are an integral part of these financial statements.

The Saint James Company
(A Development Stage Company)
Statements of Operations

					Development
					Stage - January 1,
	Three Months Ended		Nine Months Ended		1999 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Research and development	-	-	-	-	-
General and administrative	-	-	-	-	177,220
Total operating expenses	-	-	-	-	177,220
Loss from operation	-	-	-	-	(177,220)
Other income (expense)
Other income	28,582	-	28,582	-	37,067
Interest expense	(171)	(171)	(512)	(512)	(5,407)
Total other income (expense)	28,411	(171)	28,070	(512)	31,660
Income before taxes	28,411	(171)	28,070	(512)	(145,560)
Provision for taxes	-	-	-	-	-
Net income (loss)	$28,411	$(171)	$28,070	$(512)	$(145,560)
Earnings (loss) per shares - basic and diluted	$ *	$ *	$ *	$ *	$(0.04)
Weighted average shares outstanding	11,999,057	11,999,057	11,999,057	11,999,057	3,811,205

* Less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

The Saint James Company
(A Development Stage Company)
Statement of Stockholders' (Deficit) Equity
September 30, 2007
(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, December 31, 1998	999,057	$999	$3,460,568	$(3,480,232)	$(18,665)
Net loss	-	-	-	(6,115)	(6,115)
Balance, December 31, 1999	999,057	999	3,460,568	(3,486,347)	(24,780)
Net loss	-	-	-	(22,670)	(22,670)
Balance, December 31, 2000	999,057	999	3,460,568	(3,509,017)	(47,450)
Net loss	-	-	-	(4,382)	(4,382)
Balance, December 31, 2001	999,057	999	3,460,568	(3,513,399)	(51,832)
Net loss	-	-	-	(4,314)	(4,314)
Balance, December 31, 2002	999,057	999	3,460,568	(3,517,713)	(56,146)
Capital contribution from Funet	-	-	27,239	-	27,239
Net loss	-	-	-	(54,644)	(54,644)
Balance, December 31, 2003	999,057	999	3,487,807	(3,572,357)	(83,551)
Capital contribution from Funet	-	-	10,769	-	10,769
Net loss	-	-	-	(47,640)	(47,640)
Balance, December 31, 2004	999,057	999	3,498,576	(3,619,997)	(120,422)
Issuance of common stock for purchased assets	5,000,000	5,000	45,000	-	50,000
Issuance of common stock for purchased services	6,000,000	6,000	54,000	-	60,000
Net loss	-	-	-	(33,182)	(33,182)
Balance, December 31, 2005	11,999,057	11,999	3,597,576	(3,653,179)	(43,604)
Net loss	-	-	-	(682)	(682)
Balance, December 31, 2006	11,999,057	11,999	3,597,576	(3,653,861)	(44,286)
Forgiveness of Officer Debt	-	-	53,003	-	53,003
Net Income	-	-	-	28,070	28,070
Balance, September 30, 2007	11,999,057	$11,999	$3,650,579	$(3,625,791)	$36,787

The accompanying notes are an integral part of these financial statements.

The Saint James Company
(A Development Stage Company)
Statements of Cash Flows

			Development
			Stage - January 1,
	Nine Months Ended		1999 to
	September 30,	September 30,	September 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$28,070	$(512)	$(145,560)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	60,000
Gain on settlement of judgment	(28,582)	-	(37,067)
Changes in operating assets and liabilities
Increase in accounts payable	-	-	25,617
Increase in accrued interest	512	512	5,285

Net cash used in operating activities	-	-	(91,725)

Cash flows from financing activities
Advances from related parties	-	-	53,003
Capital contribution from Funet	-	-	38,008

Net cash provided by financing activities	-	-	91,011

Net decrease in cash	-	-	(714)

Cash at beginning of period	-	-	714

Cash at end of period	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 6,000,000 shares for accounts payable valued at $60,000	$-	$-	$60,000
Issuance of 5,000,000 shares for artwork valued at $50,000	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

THE SAINT JAMES COMPANY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

NOTE 2 - BASIS OF PRESENTATION, MANAGEMENT'S PLAN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Presentation

The unaudited consolidated financial statements have been prepared by The Saint James Company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

NOTE 4 - ARTWORK

On December 15, 2005, the Company entered into a purchase agreement with The Saint James Collection, LLC and purchased Limited Edition Cell Art Collection or Sericells for 5,000,000 shares of the common stock of The Saint James Company. The 5,000,000 shares of common stock were valued at $0.01 per share.

NOTE 5 - RELEASE FROM LIABILITIES

During the nine months ended September 30, 2007, the Company was released from the following liabilities:

Accounts payable	$12,403
Accrued judgments	5,894
Accrued interest	10,285
Total released	$28,582

The amount of $28,852 is shown as a gain on settlement during the three and nine months ended September 30, 2007.

NOTE 6 – OFFICER CONTRIBUTION

As of December 31, 2006, certain related parties advanced the Company $53,003 to pay for certain costs incurred by the Company. The advances are non-interest bearing and are payable upon demand. In September 2007, these amounts were contributed to the Company as additional capital.

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

During the three months ended September 30, 2007, the Company incurred a net income of $28,411 compared to a net loss of $171 for the three months ended September 30, 2006. The net income we recognized was the result of a gain of $81,585 recognized as the result of the release of debt as discussed below.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

During the nine months ended September 30, 2007 and 2006, we did not incur any general and administrative expenses. We have had no operations, due to a lack of funding.

During the nine months ended September 30, 2007, the Company recognized a net income of $28,070 compared to a net loss of $512 for the nine months ended September 30, 2006. The net income was a result of a gain of $28,582 recognized on the release of debt consisting of accounts payable of $12,403, an accrued judgment of $5,894 and accrued interest of $10,285.

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

2

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

3

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB/A. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAINT JAMES COMPANY

November 18, 2008	By:	/s/ Wayne Gronquist
Wayne Gronquist, President