Form 10-Q
period 2008-09-30
Saint James CO
filed 2008-11-18
CIK 758256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2008

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 17, 2008, the Registrant had 11,999,057 shares of its common stock issued and outstanding.

THE SAINT JAMES COMPANY

Index

		Page Number
	A Note About Forward Looking Statements	2

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Financial Statements (Unaudited)	4

	Condensed Balance Sheet as of September 30, 2008 and December 31, 2007	5

	Condensed Statements of Operations For the Three and Nine Months Ended September 30, 2008 and 2007 and the Period from January 1, 1999 (Inception of the Current Development Stage) to September 30, 2008	6

	Condensed Statement of Stockholders' Deficit for the Period from January 1, 1999 (Inception of the Current Development Stage) to September 30, 2008	7

	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2007 and the Period from January 1, 1999 (Inception of the Current Development Stage) to September 30, 2008	8

	Notes to the Condensed Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The Saint James Company
(A Development Stage Company)

Condensed Financial Statements
(unaudited)

As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to September 30, 2008

The Saint James Company
(A Development Stage Company)

Index to the Condensed Financial Statements
As of September 30, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007
and for the Period From January 1, 1999 (Inception of the Current
Development Stage) to September 30, 2008
(unaudited)
Condensed Financial Statements of The Saint James Company (a North Carolina
Corporation):
Condensed Balance Sheet as of September 30, 2008 and December
31, 2007	5

Condensed Statements of Operations for Each of the Three and
Nine Month Periods Ended September 30, 2008 and
2007 and the Period from January 1, 1999 (Inception
of the Current Development Stage) to September 30,
2008	6

Condensed Statements of Shareholders' Equity (Deficit) for the
Period from January 1, 1999 (Inception of the
Current Development Stage) to September 30, 2008	7

Condensed Statements of Cash Flows for Each of the Nine Month
Periods Ended September 30, 2008 and 2007 and the
Period from January 1, 1999 (Inception of the
Current Development Stage) to September 30, 2008	8

Notes to the Condensed Financial Statements	10

The Saint James Company
(A Development Stage Company)

Condensed Balance Sheet
(unaudited)
September 30, 2008 and December 31, 2007

ASSETS
	As of	As of
	September 30, 2008	December 31, 2007
Current assets:
Artwork	$-	$50,000
Total current assets	-	50,000
Total assets	$-	$50,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$53,213	$13,213
Related party payable	25,000	-
Total current liabilities	78,213	13,213
Total liabilities	$78,213	$13,213
Stockholders' equity (deficit):
Common stock, $.001 par value, 50,000,000 shares
authorized, 11,999,057 shares issued and outstanding	$11,999	$11,999
Additional paid in capital	3,730,717	3,650,579
Accumulated deficit	(3,820,929)	(3,625,791)
Total stockholders' equity (deficit)	$(78,213)	$36,787
Total liabilities and stockholders' equity	$-	$50,000

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Condensed Statements of Operations
(unaudited)
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007
and for the Period From January 1, 1999 (Inception of the Current
Development Stage) to September 30, 2008

					Development
					Stage
					January 1,
	For the Nine Month		For the Three Month		1999 to
	Period Ended September 30,		Period Ended September 30,		September 30,
	2008	2007	2008	2007	2008
Operating expenses:
General and administrative	145,138	-	67,500	-	322,357
Impairment of artwork	50,000	-	50,000	-	50,000
Total operating
expenses	195,138	-	117,500	-	372,357
Loss from operations	(195,138)	-	(117,500)	-	(372,357)
Other income (expense):
Other income (expense)	-	28,582	-	28,582	37,067
Interest expense	-	(512)	-	(171)	(5,407)
Total other income
(expense)	-	28,070	-	28,411	31,660
Net income (loss)	$(195,138)	$28,070	$(117,500)	$28,411	$(340,697)
Income (Loss) per share - basic
Net income (loss) per share -
basic	$(0.02)	$0.00	$(0.01)	$0.00	$(0.07)
Weighted average shares
outstanding	11,999,057	11,999,057	11,999,057	11,999,057	4,652,990

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Condensed Statements of Shareholders' Equity (Deficit)
(unaudited)
For the Period From January 1, 1999 (Inception of the Current
Development Stage) to September 30, 2008

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 1998	999,057	$999	$3,460,568	$(3,480,232)	$(18,665)
Net loss	-	-	-	(6,115)	(6,115)
Balance, December 31, 1999	999,057	999	3,460,568	(3,486,347)	(24,780)
Net loss	-	-	-	(22,670)	(22,670)
Balance, December 31, 2000	999,057	999	3,460,568	(3,509,017)	(47,450)
Net loss	-	-	-	(4,382)	(4,382)
Balance, December 31, 2001	999,057	999	3,460,568	(3,513,399)	(51,832)
Net loss	-	-	-	(4,314)	(4,314)
Balance, December 31, 2002	999,057	999	3,460,568	(3,517,713)	(56,146)
Capital contribution	-	-	27,239	-	27,239
Net loss	-	-	-	(54,644)	(54,644)
Balance, December 31, 2003	999,057	999	3,487,807	(3,572,357)	(83,551)
Capital contribution	-	-	10,769	-	10,769
Net loss	-	-	-	(47,640)	(47,640)
Balance, December 31, 2004	999,057	999	3,498,576	(3,619,997)	(120,422)
Issuance of common stock for
assets	5,000,000	5,000	45,000	-	50,000
Issuance of common stock for
services	6,000,000	6,000	54,000	-	60,000
Net loss	-	-	-	(33,182)	(33,182)
Balance, December 31, 2005	11,999,057	11,999	3,597,576	(3,653,179)	(43,604)
Net loss	-	-	-	(682)	(682)
Balance, December 31, 2006	11,999,057	11,999	3,597,576	(3,653,861)	(44,286)
Forgiveness of debt by officers	-	-	53,003	-	53,003
Net loss	-	-	-	28,070	28,070
Balance, December 31, 2007	11,999,057	11,999	3,650,579	(3,625,791)	36,787
Contribution of payments made
by significant stockholders	-	-	80,138	-	80,138
Net loss	-	-	-	(195,138)	(195,138)
Balance, September 30, 2008	11,999,057	$11,999	$3,730,717	$(3,820,929)	$(78,213)

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Condensed Statements of Cash Flows
(unaudited)
For Each of the Nine Month Periods Ended September 30, 2008 and 2007
and for the Period From January 1, 1999 (Inception of the Current
Development Stage) to September 30, 2008

			Development
			Stage
			January 1,
	For the Nine Month		1999 to
	Period Ended September 30,		September 30,
	2008	2007	2008
Cash flows used in operating activities:
Net income (loss)	$(195,138)	$28,070	$(340,697)
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Common stock issued for services	-	-	60,000
Gain on settlement judgment	-	(28,582)	(37,067)
Write off of impaired artwork	50,000	-	50,000
Decrease (increase) in assets:
Increase in accounts payable and
accrued liabilities	40,000	-	65,616
Related party payables	25,000	-	25,000
Increase (decrease) in liabilities:
Increase in accrued interest	-	512	5,285
Cash used in operating activities	(80,138)	-	(171,863)
Cash flows provided by financing activities:
Advances from related parties	-	-	53,003
Additional capital contribution	-	-	38,008
Capital contributions of services	80,138	-	80,138
Cash provided by financing activities	80,138	-	171,149
Net increase (decrease) in cash	-	-	(714)
Cash at beginning of period	-	-	714
Cash at end of period	$-	$-	$-

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Condensed Statements of Cash Flows
(unaudited)
For Each of the Nine Month Periods Ended September 30, 2008 and 2007
and for the Period From January 1, 1999 (Inception of the Current
Development Stage) to September 30, 2008

Supplemental Disclosure of Cash Flow Information

			Development
			Stage
			January 1,
			1999 to
	Period Ended September 30,		September 30,
	2008	2007	2008
Cash paid during the fiscal years for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions

Contribution of accrued services by owners:
Accrued expenses	$80,138	$-	$80,138
Additional paid in capital	$(80,138)	$-	$(80,138)

Issuance of shares for artwork
Artwork	$-	$-	$(50,000)
Common stock	$-	$-	$5,000
Additional paid in capital	$-	$-	$45,000

Issuance of shares in satisfaction of accounts
payable:
Accounts payable	$-	$-	$(60,000)
Common stock	$-	$-	$6,000
Additional paid in capital	$-	$-	$54,000

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Notes to the Condensed Financial Statements
(unaudited)
As of September 30, 2008,
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007,
and for the Period From January 1, 1999
(Inception of the Current Development Stage) to September 30, 2008

1.	Organization

History

The Company was originally named Chem-Waste Corporation and incorporated in January 1984 in North Carolina. From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials. Due to intense competition in their specific segment of the waste disposal industry the Company elected to discontinue that business segment’s operations in 1998.

Change of the Company Name and Domicile

In 1998, the Company shareholders voted to change the Company’s name to The Saint James Company and to change the Company’s domicile from North Carolina to Delaware. The Company incorporated The Saint James Company in Delaware, as an operating subsidiary to effect these changes. The Company’s management believed that all required formalities and procedures were completed but the required Articles of Merger were not filed with the appropriate state entities.

Based upon Company management’s inaccurate belief that the two companies were successfully merged together; share certificates of the Saint James Company were issued to the Company shareholders and the shareholders' certificates representing ownership of the Company common stock were canceled. Management plans to reissue the Company’s share certificates as soon as practical and cancel the Saint James Company shares that were wrongfully issued.

In 2007, the Company officially changed its name to The Saint James Company. The Company does not currently have active business operations but is actively searching for a potential purchaser or merger candidate. See Note 7 - Subsequent Event.

2.	Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed 10-Q financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and nine- month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Saint James Company
(A Development Stage Company)

Notes to the Condensed Financial Statements
(unaudited)
As of September 30, 2008,
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007,
and for the Period From January 1, 1999
(Inception of the Current Development Stage) to September 30, 2008

2.	Summary of Significant Accounting Policies and Estimates, Continued

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

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and accrued liabilities at September 30, 2008. The recorded values of current assets and liabilities approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

The Saint James Company
(A Development Stage Company)

Notes to the Condensed Financial Statements
(unaudited)
As of September 30, 2008,
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007,
and for the Period From January 1, 1999
(Inception of the Current Development Stage) to September 30, 2008

2.	Summary of Significant Accounting Policies and Estimates, Continued

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic Net Earnings(Loss) per Share

In accordance with FASB Statement No. 128, “Earnings Per Share,” we calculate basic net income (loss) per share by using the weighted average number of common shares outstanding during the periods presented. The Company does not have, and has not had, any dilutive equity instruments since inception.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 159 to have a material impact on its results of operations.

The Saint James Company
(A Development Stage Company)

Notes to the Condensed Financial Statements
(unaudited)
As of September 30, 2008,
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007,
and for the Period From January 1, 1999
(Inception of the Current Development Stage) to September 30, 2008

2.	Summary of Significant Accounting Policies and Estimates, Continued

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

3.	Impairment Loss

The animation cell artwork that the Company originally acquired in 2005 for 5,000,000 shares of its own common stock valued at $0.01 per share was assessed for recoverability of its carrying value in the quarter ended September 30, 2008. The Company’s management determined that an impairment loss of $50,000 had occurred. The impairment loss is recorded as a separate line item in the Statement of Operations for the Three and Nine Month Periods ended September 30, 2008

4.	Equity Transactions

On December 15, 2005, the Company entered into a purchase agreement with The Saint James LLC Collection, LLC and purchased Limited Edition Animation Cell Art Collection for 5,000,000 shares of the Company’s common stock. The 5,000,000 shares were valued at $0.01 per share.

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington, Inc., which is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services. The consulting services obtained from Wynthrop Barrington, Inc., resulted in $60,000 of accounts payable at February 20, 2005 which were then paid to the consultant(s) by issuance of the Company stock of 6,000,000 shares at $0.01 per share.

The Saint James Company
(A Development Stage Company)

Notes to the Condensed Financial Statements
(unaudited)
As of September 30, 2008,
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007,
and for the Period From January 1, 1999
(Inception of the Current Development Stage) to September 30, 2008

5.	Related Party Transactions

As of December 31, 2006, certain current and former officers, who are still shareholders, advanced the Company $53,003 to pay for administrative costs incurred by the Company. The advances were non-interest bearing and payable upon demand. In September 2007, these amounts were forgiven and recorded by the Company as additional paid in capital.

6.	Financial Results, Liquidity and Management's Plan

The Company has zero assets at September 30, 2008, current liabilities of $78,213, an accumulated deficit of $3,820,929 and has incurred net losses for the nine-month period ended September 30, 2008 of $195,138 and net losses for the period from January 1, 1999 (inception of the current development stage) to September 30, 2008 of $340,697. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has not been successful in generating sufficient working capital through the issuance of common stock or been able to implement its business plan to effectively sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In October 2008, the Company entered into an agreement to obtain financing necessary to acquire an operating business (Note 7 - Subsequent Event).

7.	Subsequent Event

On October 21, 2008, we entered into a Heads of Agreement (the “HOA”) with Neqtar Wines PTY LTD (“Neqtar”), pursuant to which Neqtar and we agreed on certain potential terms of a potential future transaction. On March 17, 2008, Neqtar and Samson Investment Company (“Samson”) entered into a letter of intent (the “LOI”) setting forth certain terms of a proposed acquisition by Samson, or its nominee, of all of Neqtar’s outstanding shares of common stock. On October 20, 2008, we entered into a Designation, Assignment, and Assumption Agreement with Samson, in which we were designated by Samson as its nominee under the LOI, and Samson conveyed all of its right, title, and interest in the same to us and we granted a five-year warrant to Samson to purchase 120,000 shares of our common stock at a per-share exercise price of $10.00. As a result of our designation as Samson’s nominee under the LOI, we entered into preliminary transaction negotiations with Neqtar, which culminated in the execution of the HOA. Pursuant to the HOA, the actions described in items i) through vi) below have been taken in connection with the potential future transaction between Neqtar and us:

i)	we will own all of the shares of Neqtar’s common stock;

The Saint James Company
(A Development Stage Company)

Notes to the Condensed Financial Statements
(unaudited)
As of September 30, 2008,
For Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007,
and for the Period From January 1, 1999
(Inception of the Current Development Stage) to September 30, 2008

7.	Subsequent Event, Continued

ii)	we will lease, and eventually may purchase, certain facilities from Neqtar;

iii)	Neqtar will be obligated to purchase a specified amount of wine from us annually;

iv)	we will own certain of Neqtar’s inventory;

iv)	we will grant Neqtar a security interest in substantially all of our assets and those assets acquired from Neqtar; and

vi)	we will own certain of Neqtar’s trademarks.

In addition, Neqtar and we expect to make certain representations and warranties to each other in a definitive transaction document that is standard and customary in the wine industry for transactions. The Proposed Neqtar Transaction is subject to certain conditions precedent, including, but not limited to, the transfer of certain of SdS Beverages’ assets to Neqtar, satisfactory completion of certain due diligence regarding Neqtar and the Proposed Neqtar Transaction, a financing condition, receipt of an independent appraisal valuing Neqtar’s fair market value not less than $27 million in the aggregate, and the making of certain revisions to documents between Neqtar and Fosters.

In contemplation of the Proposed Neqtar Transaction or a similar future transaction, on June 6, 2008 we engaged an investment bank to advise and assist us in respect of the financing contingency for the Proposed Neqtar Transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

OVERVIEW

On December 15, 2005, we entered into a purchase agreement with The Saint James Collection, LLC (an unaffiliated entity) to purchase a Limited Edition Animation Art Collection (the “Art Collection”) in exchange for 5,000,000 shares of our common stock. The 5,000,000 shares of common stock were valued at $0.01 per share for a total value of $50,000. We intended on marketing the Art Collection and establishing relationships with distributors to sell the art. Due to our limited resources, however, we were not able to pursue those business objectives and as of September 30, 2008, we concluded that the $50,000 previously attributable to the Art Collection had become fully impaired.

Our management had been seeking a potential merger candidate or purchaser for us to minimize the loss to our stockholders. On October 21, 2008, we entered into a Heads of Agreement with Neqtar Wines PTY LTD (“Neqtar”), pursuant to which Neqtar and we agreed on certain potential terms of a potential future transaction, the result of which will be that, if that transaction closes, we will indirectly own a winery in Australia.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

During the three months ended September 30, 2008 and 2007, we did not have any revenues.

During the three months ended September 30, 2008, our total operating expenses were $67,500, all of which were general and administrative expenses, compared to no operating expenses during the three months ended September 30, 2007. The expenses were the result of our becoming current in our filings under the Securities Exchange Act of 1934, as amended, and activities related to the assistance that we provided to a broker-dealer in its successful efforts to prosecute a Form 211 with the OTC Compliance Unit of FINRA to obtain authority to place quotations on the OTC Bulletin Board.

During the three months ended September 30, 2008, we had a net loss of $117,500, compared to income of $28,411 during the three months ended September 30, 2007. The decrease of $145,911 was a result of the $67,500 increase in general and administrative expenses discussed above, the $50,000 full impairment of the Art Collection, and a decrease in net other income of $28,411 that had been primarily derived from a gain on settlement judgment.

For the Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008 and 2007, we did not have any revenues.

During the nine months ended September 30, 2008, our total operating expenses were $145,138, all of which were general and administrative expenses, compared to no operating expenses during the nine months ended September 30, 2007. The expenses were the result of our becoming current in our filings under the Securities Exchange Act of 1934, as amended, and activities related to the assistance that we provided to a broker-dealer in its successful efforts to prosecute a Form 211 with the OTC Compliance Unit of FINRA to obtain authority to place quotations on the OTC Bulletin Board.

During the nine months ended September 30, 2008, we had a net loss of $195,138, compared to income of $28,070 during the nine months ended September 30, 2007. The decrease of $223,208 was a result of the $145,138 increase in general and administrative expenses discussed above, the $50,000 full impairment of the Art Collection, and a decrease in net other income of $28,070 that had been primarily derived from a gain on settlement judgment.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2008, we had no assets. We had total liabilities of $78,213, all current. Net cash used by operating activities during the nine months ended September 30, 2008 was $80,138. During the nine months ended September 30, 2008, the net cash provided was represented by the net loss of $195,138, which was adjusted for non-cash items consisting of the write-off of the impaired Art Collection accounts payable, accrued liabilities, and related party payables. During the nine months ended September 30, 2007, we neither used nor were provided cash through our operating activities.

During the nine months ended September 30, 2008, we had cash flows provided by financing activities of $80,138, resulting from capital contributions of services. During the nine months ended September 30, 2007, we did not have any cash flows from financing activities.

During the nine months ended September 30, 2008, certain unpaid professional fees were incurred by us in connection with our activities during such period. These fees, legal and accounting, totaled $40,000. We will require additional equity and/or debt to pay our outstanding liabilities, to meet our ongoing operating expenses, and to satisfy the financial requirements of the proposed transaction with Neqtar. There is no assurance that we will be able to obtain such funds on terms or at a time acceptable to us, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements at September 30, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, revenues, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, stock-based compensation, valuation of debt discounts, and useful life of property and equipment.

Accounts Receivable

We have a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost or market utilizing the first-in, first-out method and consist of raw materials related to our products. We intend to write down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions become less favorable than those projected by us, additional inventory write-downs might be required.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Revenue Recognition

We follow the guidance of the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The following policies reflect our specific criteria for our revenue stream: We generate revenue from the sale of our beverage products. Revenues from the sale of these items are recognized upon delivery of the product to the customer. Consideration given by us to a customer (including a reseller of our products) such as slotting fees is accounted for as a reduction of revenue when recognized in our income statement.

Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognized the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.

Non-Employee Stock-Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The adoption of this interpretation did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, that the adoption of SFAS 159 will have on its financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On September 19, 2008, Bruce M. Cosgrove resigned as our Chief Executive Officer and as one of our directors and, in connection therewith, Mr. Cosgrove and we entered into a Resignation Agreement and General Release (the “Agreement”). Pursuant to various employment-related statutes and revocation rights, however, Mr. Cosgrove’s resignation was not effective until the close of business on September 26, 2008. In connection with the Agreement, we agreed to pay to Mr. Cosgrove $25,000 and he released us from all claims, demands, actions, grievances, or other legal responsibilities of any kind that he may have otherwise had based on his tenure with us as our Chief Executive Office and director. In addition, effective September 26, 2008, Stuart Hamilton also resigned as one of our directors. Further, effective on September 26, 2008, our sole remaining director, Wayne Gronquist, became our acting Chief Executive Officer and Chief Financial Officer.

On October 21, 2008, we entered into a Heads of Agreement (the “HOA”) with Neqtar Wines PTY LTD (“Neqtar”), pursuant to which Neqtar and we agreed on certain potential terms of a potential future transaction. On March 17, 2008, Neqtar and Samson Investment Company (“Samson”) entered into a letter of intent (the “LOI”) setting forth certain terms of a proposed acquisition by Samson, or its nominee, of all of Neqtar’s outstanding shares of common stock. On October 20, 2008, we entered into a Designation, Assignment, and Assumption Agreement with Samson, in which we were designated by Samson as its nominee under the LOI, and Samson conveyed all of its right, title, and interest in the same to us and we granted a five-year warrant to Samson to purchase 120,000 shares of our common stock at a per-share exercise price of $10.00. As a result of our designation as Samson’s nominee under the LOI, we entered into preliminary transaction negotiations with Neqtar, which culminated in the execution of the HOA.

Pursuant to the HOA, we agreed that, upon the close of the potential future transaction between Neqtar and us, and in exchange for our tender of a certain to-be-determined purchase price (the “Proposed Neqtar Transaction”):

•	we will own all of the shares of Neqtar’s common stock;

•	we will lease, and eventually may purchase, certain facilities from Neqtar;

•	Neqtar will be obligated to purchase a specified amount of wine from us annually;

•	we will own certain of Neqtar’s inventory;

•	we will grant Neqtar a security interest in substantially all of our assets and those assets acquired from Neqtar; and we will own certain of Neqtar’s trademarks.

In addition, Neqtar and we expect to make certain representations and warranties to each other in a definitive transaction document that are standard and customary in the wine industry for transactions of this size and magnitude. The Proposed Neqtar Transaction is subject to certain conditions precedent, including, but not limited to, the transfer of certain of SdS Beverages’ assets to Neqtar, satisfactory completion of certain due diligence regarding Neqtar and the Proposed Neqtar Transaction, a financing condition, receipt of an independent appraisal valuing Neqtar’s fair market value not less than $27 million in the aggregate, and the making of certain revisions to documents between Neqtar and Fosters.

In contemplation of the Proposed Neqtar Transaction or a similar future transaction, on June 6, 2008, we engaged an investment bank to advise and assist us in respect of the financing contingency for the Proposed Neqtar Transaction

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
10.1
Resignation Agreement and General Release dated September 19, 2008 between Bruce M. Cosgrove and The Saint James Company (Incorporated by reference to Exhibit 99.3 to that certain Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 2, 2008.)

10.2
Heads of Agreement, dated October 21, 2008, between Neqtar Limited and The Saint James Company. (Incorporated by reference to Exhibit 10.2 to that certain Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 27, 2008.)

10.3
Letter of Intent to Purchase Neqtar Wines PTY LTD and all Related Real Property and Interests of Seller, dated March 17, 2008, between Samson Investment Company and Neqtar Wines PTY LTD. (Incorporated by reference to Exhibit 10.3 to that certain Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 27, 2008.)

10.4
Designation, Assignment, and Assumption Agreement, dated October 20, 2008, between Samson Investment Company and The Saint James Company. (Incorporated by reference to Exhibit 10.4 to that certain Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 27, 2008.)

10.5
Common Stock Purchase Warrant in favor of Samson Investment Company, dated October 20, 2008. (Incorporated by reference to Exhibit 10.5 to that certain Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 27, 2008.)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

 * Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAINT JAMES COMPANY (Registrant)

November 18, 2008	/s/ Wayne Gronquist
Wayne Gronquist Chief Executive Officer