Form 10-K
period 2008-12-31
Saint James CO
filed 2009-04-15
CIK 758256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File No: 0-13738

THE SAINT JAMES COMPANY
(Exact name of registrant as specified in its charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	56-1426581 (I.R.S. Employer Identification No.)

Broadway Plaza, 520 Broadway, Suite 350 Santa Monica, California (Address and telephone number of Principal Executive Offices)	80120 (Zip Code)

(512) 478-7463
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $0.

The number of shares outstanding of the registrant’s common stock as of April 10, 2009, was 11,999,057.

THE SAINT JAMES COMPANY.

PART I

Item 1.  Business.

Corporate History

The Saint James Company (“we,” “our,” “us,” or the “Company”) were incorporated on January 10, 1984, under the laws of the State of North Carolina under the name “Chem-Waste Corporation” and on July 19, 1984, we changed our name to “Radiation Disposal Systems, Inc.”  During the succeeding 14 years, until 1998, we designed, manufactured, sold, and serviced equipment and systems for the treatment of contaminated insoluble organic materials.  Thereafter, that aspect of our business operations ceased.  In December of 2005, we acquired certain animation cell art with the intention of engaging in a marketing and licensing business.  Due to limited resources, we were unable to pursue that business opportunity and, in the quarter ended September 30, 2008, our management determined that an impairment loss of the full carrying value of the cells had occurred.  In September 2008, Bruce M. Cosgrove resigned as our Chief Executive Officer and he and Stuart Hamilton resigned as members of our board of directors.  In connection therewith, our sole remaining director, Wayne Gronquist, became our acting Chief Executive Officer and Chief Financial Officer.

Overview of our Prospective Business

On October 21, 2008, we entered into a Heads of Agreement (the “Neqtar HOA”) with Neqtar Wines PTY LTD (“Neqtar”), pursuant to which Neqtar and we agreed on certain potential terms of a potential future transaction.  Prior to that, on March 17, 2008, Neqtar and Samson Investment Company (“Samson”) had entered into a letter of intent (the “Neqtar LOI”) setting forth certain terms of a proposed acquisition by Samson, or its nominee, of all of Neqtar’s outstanding shares of common stock.  Immediately prior to, and in anticipation of, our entering into the Neqtar HOA, we entered into a Designation, Assignment, and Assumption Agreement with Samson, in which we were designated by Samson as its nominee under the Neqtar LOI, and Samson conveyed all of its right, title, and interest in the same to us and we granted a five-year warrant to Samson to purchase 120,000 shares of our common stock at a per-share exercise price of $10.00.

Pursuant to the Neqtar HOA, we agreed that, upon the close of the potential future transaction between Neqtar and us, and in exchange for our tender of a certain to-be-determined purchase price (the “Proposed Neqtar Transaction”):

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

In addition, Neqtar and we expect to make certain representations and warranties to each other in a definitive transaction document that are standard and customary in the wine industry for transactions of this size and magnitude.  The Proposed Neqtar Transaction is subject to certain conditions precedent, including, but not limited to, the transfer of certain of SdS Beverages’ assets to Neqtar, satisfactory completion of certain due diligence regarding Neqtar and the Proposed Neqtar Transaction, a financing condition, receipt of an independent appraisal valuing Neqtar’s fair market value, and the making of certain revisions to documents between Neqtar and Fosters.  In contemplation of the Proposed Neqtar Transaction or a similar future transaction, on June 6, 2008, we engaged an investment bank to advise and assist us in respect of the financing contingency for the Proposed Neqtar Transaction

As of February 15, 2009, we entered into a long-term License Agreement with GreatStone Wines Pty Ltd (“GreatStone”), pursuant to which GreatStone granted an exclusive, ten-year, renewable license to us for the names, designs, logos, and trademarks attached to the Koala Blue Wines in the United States and Canada.  We were also granted a first and last right of refusal to acquire a license for such designs and marks in the United Kingdom.  During the term of the License Agreement, we are to pay certain sales-based, per-case royalties to GreatStone, in addition to a minimum annual license fee that is subject to partial set-off against the royalty payments.  As of the date of this Annual Report, we have not yet commenced the sale or distribution of Koala Blue Wines.  Koala Blue Wines is a brand founded in 1983 by Olivia Newton John and Pat Farrar.

Effective as of March 18, 2009, we entered into a multi-party agreement to acquire the capital stock or assets of three New Zealand wineries:  Lawson Dry Hills, Waimea Estates, and Gravitas Wines.  The closing of the acquisitions and the transactions contemplated by such agreement is subject to our satisfactory completion of financial and business due diligence, our receipt of satisfactory financial statements of each of the wineries (in form and substance sufficient for our timely inclusion in a Current Report on Form 8-K), the parties’ receipt of such financing as is required to consummate the acquisitions and, thereafter, to operate the acquired businesses in accordance with our business plan, and standard, usual, and customary closing conditions.  In consideration of the acquisitions, we will issue shares of our common stock with an aggregate fair value equivalent to the fair value of the three acquisitions, taken as a whole.  The various parties will make certain representations and warranties to each other that are standard and customary in the wine industry for transactions of this size and magnitude.

We will require additional funds to close the prospective acquisitions and, thereafter, to operate those businesses, as well as to initiate distribution of Koala Blue- labeled wines.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is no assurance that we will be able to obtain required financing for any or all of such purposes on favorable terms, on required time schedules, or at all.  In addition, there is no assurance that, thereafter, we will be able to maintain our operations at a level sufficient for us to report operational profits or for our shareholders to obtain a return on their investments in our common stock.

Competitors

The wine industry is highly competitive.  We intend to be competitive on the basis of quality, price, and brand recognition.  Our principal wine competitors are expected include, among others, Constellation Brands, E&J Gallo Winery, The Wine Group, Foster’s Group, WJ Deutsch, Diageo, and Kendall-Jackson in the U.S.; Constellation Brands, Andrew Peller, Foster’s Group, Maison des Futailles, and E&J Gallo Winery in Canada; Constellation Brands, Foster’s Group, E&J Gallo Winery, Diageo, and Pernod Ricard in the U.K.; and Constellation Brands, Foster’s Group and Pernod Ricard in Australia and New Zealand.

Government Regulations

We will be subject to a range of regulations in the countries in which we expect to operate.  Where we expect to produce products, we will be subject to environmental laws and regulations and may be required to obtain permits and licenses to operate our facilities.  Where we expect to market and sell products, we may be subject to laws and regulations on trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising and public relations.  We intend to become and, thereafter, stay in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we intend to operate.

Employees

As of April 10, 2009, we do not have any employees.  In September 2008, Bruce M. Cosgrove resigned as our Chief Executive Officer and he and, in connection therewith, our sole remaining director, Wayne Gronquist, became our acting Chief Executive Officer and Chief Financial Officer.  We did not compensate either of Messrs. Cosgrove or Gronquist for their services; however, we did enter into a Resignation Agreement and General Release (the “Agreement”) with Mr. Cosgrove, pursuant to which we agreed to pay to Mr. Cosgrove $25,000 and he released us from all claims, demands, actions, grievances, or other legal responsibilities of any kind that he may have otherwise had based on his tenure with us as our Chief Executive Office and director.

RISK FACTORS

Ownership of our common stock involves a high degree of risk; you should consider carefully the factors set forth below, as well as other information contained in this annual report.

We have incurred significant losses and anticipate future losses; our independent registered public accounting firm has expressed a reservation that we can continue as a going concern.

At December 31, 2008, we had an accumulated deficit of $4,067,755 and a shareholders’ deficit of $325,000.  Although we are attempting to obtain financing for our prospective acquisitions, as to the obtaining of which there can be no assurance, future operating and public company related -losses are likely to occur.  As a result of these, among other factors, we received a report on our financial statements for the year ended December 31, 2008, from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Consistent with our business plan, we plan on raising sufficient debt and/or equity to effectuate the proposed acquisitions and fund our business plan.  No assurances can be given that we will be successful in acquiring operations, generating revenues, or reaching or maintaining profitable operations.

Our existing financial resources are insufficient to meet our ongoing operating expenses, as well as to fund our prospective acquisitions and business plan.

We have no sources of income at this time and no existing cash balances that are adequate to meet our ongoing operating expenses or to fund our prospective acquisitions and business plan.  Unless we are able to raise additional debt and/or equity, we will neither be able to close our prospective acquisitions and effectuate our business plan nor to meet our ongoing operating expenses.  No assurances can be given that we will be able to meet the closing conditions in respect of such acquisitions, whether financing or other contingencies, or, thereafter, to generate revenues and  reach or maintain profitable operations.

Our failure to attract and retain qualified personnel could adversely affect our business.

Our success will depend, in part, on our ability to attract, hire, and retain seasoned veterans in the wine industry and executives with international distribution experience.  The efforts and abilities of our to-be-hired senior management team and key employees will be critical to our establishment of a viable business model.  The motivation, skills, experience, and industry contacts of such prospective persons are expected to benefit our operations and administration significantly.  The failure to attract, motivate, and retain such members of our senior management team and key employees could have a negative effect on our budget and, in turn, our operating results.

Risks associated with our proposed acquisitions could adversely affect our prospective business.

Currently expected, and future, acquisitions will cause us to incur debt, issue shares of our capital stock, increase contingent liabilities, and increase interest expense and amortization expense related to intangible assets, as well as to experience dilution in any earnings per share and return on capital.  Future impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

The current global recession and credit crisis may deepen and the recovery may be slow, adversely impacting our financial results and liquidity.

Stable economic conditions and credit availability are important for us to obtain the financing required to close our prospective acquisitions and, thereafter, to operate our acquired businesses.  There can be no assurance that we will be able to obtain any such financing on terms acceptable to us, of at all.

Competition could have a material adverse effect on our prospective business.

We will be entering a highly competitive industry and the dollar amount and unit volume of our expected sales could be negatively affected by our inability to maintain or increase prices, a general decline in wine consumption, or the decision of wholesalers, retailers, or consumers to purchase competitive products instead of commencing to purchase ours.  Wholesaler, retailer, and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of products, including their quality or pricing, compared to competitive products.  Our unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising, or promotional decisions made by wholesalers, state and provincial agencies, and retailers, which could affect their supply of, or consumer demand for, our prospective products.  We could also experience higher than expected selling, general, and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or promotional expenditures to establish and then maintain a competitive position or for other reasons.

We expect to operate in a highly competitive consumer category.

While we expect to compete for customers largely on the basis of product quality, price will also an important basis of selection and competition.  Our success will depend on establishing and maintaining the strength of our consumer brands by continuously improving our offerings and appealing to the changing needs and preferences of our customers and end consumers.

Our prospective business could be adversely affected by a decline in the consumption of products we plan to sell.

Since 1995, there have been modest increases in consumption of wine in many of the geographic markets that we intend to enter.  There have been periods in the past, however, in which there were substantial declines in the overall per-capita consumption of wine in the U.S. and other markets in which we intend to participate.  A limited or general decline in consumption in our product categories could occur in the future due to a variety of factors, including:

•     A general decline in economic or geo-political conditions;

•     Increased concern about the health consequences of consuming wine and about drinking and driving;

•      A trend toward a healthier diet, including beverages such as juices and water products;

•     The increased activity of anti-alcohol groups;

•      Increased federal, state or foreign excise or other taxes on wine; and

•     Increased regulation placing restrictions on the purchase or consumption of wine.

In addition, our initial and continued success will depend, in part, on our ability to develop products.  The initial launch of products and success of any new products, if any, are inherently uncertain especially with regard to their appeal to consumers.  The launch of our prospective business and any new products can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands.

We expect to rely on the performance of wholesale distributors, major retailers, and chains for the success of our business.

In the U.S., Canada, Australia, and New Zealand, we expect to sell our products principally to wholesalers for resale to retail outlets, as well as directly to major retailers and chains.  The replacement or poor performance of such customers chains could materially and adversely affect our budgets and, in turn, our expected results of operations and financial condition.  Our inability to collect accounts receivable from our customers could also materially and adversely affect our results of operations and financial condition.

The industry is being affected by the trend toward consolidation in the wholesale and retail distribution channels.  If we are unable successfully to enter this type of a changing environment, our budgets and, in turn our expected net income, share of sales, and volume growth could be negatively affected.  In addition, our expected wholesalers and retailers offer products that compete directly with our expected products for retail shelf space and consumer purchases.  Accordingly, such wholesalers or retailers may give higher priority to products of our prospective competitors that to us.  In the future, our prospective wholesalers and retailers may not commence or continue to purchase our products or provide our products with adequate levels of promotional support.

The wine business is subject to seasonality.

The wine business is subject to seasonality.  As a result, in response to wholesaler and retailer demand that precedes consumer purchases, we expect that our wine sales will be typically highest during the third quarter of our fiscal year.

We will depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our potential competitive position and brand equity.

Among other items, our future success will depend significantly on our ability to protect our future brands and products and to defend such intellectual property rights.  The companies and related brands that we expect to acquire have been granted various trademark registrations covering such brands and products and expect to file trademark applications seeking to protect any newly-developed brands and products.  We cannot be certain that trademark registrations will be issued with respect to any of such prospective trademark applications.  There is also a risk that we could, by omission, fail timely to renew or protect a trademark or that our competitors will attempt to challenge, invalidate, or circumvent any existing or future trademarks to be issued to, or licensed by, us.  Our prospective business could be adversely affected by the loss of any brand or infringement of any intellectual property rights.  We will also become subject to risks in this area because existing trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured, or sold may not fully protect our products from infringement by others.  In addition, others may assert intellectual property infringement claims against us or our customers.

We intend to sell products globally and will become exposed to currency exchange rate risks, particularly related to the recent strengthening of the U.S. dollar.

We intend to manufacture, source, and sell products in the U.S., Canada, Australia, New Zealand, and, possibly, the U.K.  A change in the value of the currencies will impact our financial statements when translated into U.S. dollars.  In addition, fluctuations in currency can adversely impact the cost position in local currency of our prospective products, making it more difficult for our prospective operations to compete.  The exchange rates between some of the major foreign currencies in which our prospective subsidiaries will operate (including the British pound sterling, Australian dollar, New Zealand dollar, and Canadian dollar) and the U.S. dollar have fluctuated significantly in recent years and may do so in the future.

We intend to manufacture and source many products internationally and will become exposed to risks associated with doing business globally.

We intend to manufacture, source, and sell products in the U.S., Canada, Australia, New Zealand, and, possibly, the U.K. Accordingly, we will become subject to risks associated with changes in political, economic and social environments, local labor conditions, changes in laws, regulations, and policies of foreign governments, trade disputes with the U.S., as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights.  Exchange rate fluctuations may impact the cost of sourced products and our financial results.

Risks associated with interest rate fluctuations, as well as commodity and energy availability, price increases and volatility could adversely affect our prospective business.

We will become exposed to risks associated with interest rate fluctuations and commodity price volatility arising from weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors.  We expect to purchase commodities, including glass and grapes.  Availability, increases, and volatility in the prices of these commodities, as well as products sourced from third parties and energy used in making, distributing, and transporting our prospective products, could increase the manufacturing costs of our products.  There is no assurance that we will be able to avoid the impact of such pricing issues or to pass them to our customers.

We will become subject to a wide range of government regulations.

We will become subject to a range of regulations in the countries in which we intend to operate.  Where we produce products, we will be subject to environmental laws and regulations and may be required to obtain permits and licenses to operate its facilities.  Where we market and sell products, we may be subject to laws and regulations on trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising, and public relations.  We may also be subject to rules and regulations relating to changes in officers or directors, ownership, or control.

We intend to operate in, and believe that our prospective acquisitions currently are in, compliance in all material respects with all applicable governmental laws and regulations in the countries in which it will, and they currently, operate.  We also believe that the cost of administration and compliance with, and liability under, such laws and regulations will not have a material adverse impact on our budget and, in turn, our financial condition, results of operations, or cash flows.

An increase in import and excise duties or other taxes or government regulations could have a material adverse effect on our business.

The U.S., the U.K., Canada, Australia, and other countries in which we intend to operate impose import and excise duties and other taxes on wine in varying amounts which have been subject to change.  Significant increases in import and excise duties or other taxes on wine could materially and adversely affect our budgets and, in turn, our expected financial condition or results of operations.  Many U.S. states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes.  In addition, federal, state, local, and foreign governmental agencies extensively regulate the wine industry concerning such matters as licensing, trade, and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers.  Certain federal and state or provincial regulations also require warning labels and signage.  New or revised regulations or increased licensing fees, requirements, or taxes could also have a material adverse effect on our budgets and, in turn, our expected financial condition or results of operations.

Our reliance upon complex information systems distributed worldwide and our reliance upon third-party global networks means we could experience interruptions to our business services.

We expect to depend on information technology to enable us to operate efficiently and interface with customers, as well as to maintain financial accuracy and efficiency of our operations.  If we do not allocate, and effectively manage, the resources necessary to build and sustain the proper technology infrastructure after we close our prospective acquisitions, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach.  As with substantially all information systems, we expect that, notwithstanding our bet efforts, our systems could also be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes.  Such unauthorized access could disrupt our business, following the acquisitions, and could result in the loss of assets.

We will be subject to substantial price fluctuations for grapes and grape-related materials, and we have a limited group of suppliers of glass bottles.

Upon the closing of our prospective acquisitions, as to which there can be no assurance, we expect that our business will become heavily dependent upon raw materials, such as grapes and packaging materials, from third-party suppliers.  We could experience raw material supply, production, or shipment difficulties that could adversely affect our ability to supply goods to our customers.  Increases in the costs of raw materials would also directly affect us.  Although we believe that we will have adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, we could experience shortages.

The wine industry swings between cycles of grape oversupply and undersupply.  In a severe oversupply environment, the ability of wine producers and distributors to raise prices is limited and, in certain situations, the competitive environment may put pressure on producers to lower prices.  Further, although an oversupply may enhance opportunities to purchase grapes or wines at lower costs, a producer’s selling and promotional expenses associated with the sale of its wine products nevertheless can rise in such an environment.

We expect that glass bottle costs will be one of the largest components of cost of product sold.  In the U.S., Canada, and Australia, glass bottles have only a small number of producers.  The inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our business.

Contamination could harm the integrity or customer support for our brands and adversely affect the sales of our products.

The success of the brands that we intend to acquire will depend, among other reasons, upon the positive image that consumers have of those brands.  Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for those brands, could adversely affect their sales.  Contaminants in raw materials purchased from third parties and used in the production of the wine or defects in the fermentation process could lead to low beverage quality, as well as to illness among, or injury to, consumers of those products and may result in reduced sales of the affected brand or of all of our prospective brands.

Various diseases, pests, and certain weather conditions could affect quality and quantity of grapes.

Various diseases, pests, fungi, viruses, drought, frosts, and certain other weather conditions could affect the quality and quantity of grapes available, decreasing the supply of our products and negatively impacting revenues and potential profitability.  We cannot guarantee that our prospective grape suppliers will succeed in preventing contamination in existing vineyards or that we will succeed in preventing contamination in future vineyards that we may acquire.  Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production.  Growing agricultural raw materials also requires adequate water supplies.  A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, which could lead to a shortage in the supply of our potential products.

An increase in the cost of energy or the cost of environmental regulatory compliance could affect our profitability.

We have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs.  We may experience significant future increases in the costs associated with environmental regulatory compliance.  Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases.  We cannot guarantee that we will be able to pass along increased energy costs or increased costs associated with environmental regulatory compliance to our customers through increased prices.

Changes in accounting standards and taxation requirements could affect our financial results.

New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods.  We also expect to become subject to income tax in the numerous jurisdictions in which we expect to commence to generate revenues.  In addition, our products will become subject to import and excise duties and/or sales or value-added taxes in the jurisdictions in which we expect to operate.  Increases in income tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our prospective products’ affordability and, therefore, reduce our sales.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

There has been increased public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking, and health consequences from the misuse of alcohol.  Several beverage alcohol producers have been sued in several courts regarding alleged advertising practices relating to underage consumers.  Adverse developments in these or similar lawsuits or a significant decline in the social acceptability of beverage alcohol products that results from these lawsuits could materially adversely affect our prospective business.

Our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the historic lack of any material business and the current status of our prospective acquisitions.  Accordingly, we have neither generated any material revenues nor have we realized a profit from our operations to date and there is no likelihood little likelihood that we will generate any revenues or realize any profits unless after we have closed one or more of our prospective acquisitions.  Since we have not generated any material revenues, we expect that we will need to raise additional monies through the sale of our equity securities or debt in order to effectuate our business plan and continue our business operations.

Trading of our common stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a shareholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Shareholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock has been thinly traded and, as a result, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock have been, and may continue to be, be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume and, that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we close one or more of our prospective acquisitions and became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.  We cannot give you any assurance that a broader or more active public trading market for our shares of common stock will develop or be sustained or that any trading levels will be sustained.  Due to these conditions, we cannot provide any assurances that our shareholders will be able to sell their shares at or near ask prices or at all.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

The price of our common stock could be highly volatile.

It is likely that our common stock will be subject to price volatility, low volumes of trades, and large spreads in bid and ask prices quoted by market makers.  Due to the low volume of shares that may be traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock.  This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session.  Holders of our common stock may also not be able to liquidate their investment readily or may be forced to sell at depressed prices due to low volume trading.  If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the price of the common stock would need to appreciate substantially on a relative percentage basis for an investor to recoup an investment in our shares.  Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock.  No assurance can be given that an orderly and active market in our common stock will develop or be sustained.  If an orderly and active market does not develop, holders of our common stock may be unable to sell their shares, if at all.

Rule 144 sales in the future may have a depressive effect on the price of our common stock.

Eleven million of the approximately 12 million shares of our common stock constitute “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, they may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws.  In essence, Rule 144 provides that a person who has held restricted securities for six months may, under certain conditions, sell restricted securities without any volume limitations.  For our Company, the time period is not less than one year from the date on which we cease being a “shell company” and have filed the relevant Current Report on Form 8-K in respect of such transition.  A sale under Rule 144 or under any other exemption from such Act may have a depressive effect upon the price of the common stock in any market that may develop.

Investors’ interests in us will be diluted and investors may suffer dilution in net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our Bylaws contain provisions indemnifying our officers and directors against all costs, charges, and expenses incurred by them.

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges, and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal, or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of us.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws.  Without any anti-takeover provisions, there is no deterrent for a take-over of our Company, which may result in a change in our management and directors.

We do not anticipate paying cash dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 2.  Properties.

We do not own or lease any property.

Item 3.  Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

 Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

On September 8, 2009, FINRA, acting in reliance on information contained in a “Form 211 filing”  cleared the request from a broker-dealer for it to place unpriced quotations on the OTC Bulletin Board for our common shares.  Subsequently, and in accordance with FINRA regulations, priced quotations were permitted to be placed on the OTC Bulletin Board under the symbol “STJC.”  However, active trading for our common stock has not yet commenced.  Pink OTC Markets, Inc. reports that the first closing bid price subsequent to January 1, 2007, was January 29, 2009.

On April 10, 2009, we had had 1,064 shareholders of record.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the financial statements.

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

As of February 15, 2009, we entered into a long-term License Agreement with GreatStone Wines Pty Ltd (“GreatStone”), pursuant to which GreatStone granted an exclusive, ten-year, renewable license to us for the names, designs, logos, and trademarks attached to the Koala Blue Wines in the United States and Canada.  Koala Blue Wines is a brand founded in 1983 by Olivia Newton John and Pat Farrar.

Effective as of March 18, 2009, we entered into a multi-party agreement to acquire the capital stock or assets of three premier New Zealand wineries:  Lawson Dry Hills, Waimea Estates, and Gravitas Wines.  The closing of the acquisitions and the transactions contemplated by such agreement is subject to our satisfactory completion of financial and business due diligence, our receipt of satisfactory financial statements of each of the wineries (in form and substance sufficient for our timely inclusion in a further Current Report on Form 8-K), the parties’ receipt of such financing as is required to consummate the acquisitions and, thereafter, to operate the acquired businesses in accordance with our business plan, and standard, usual, and customary closing conditions.  The various parties will make certain representations and warranties to each other that are standard and customary in the wine industry for transactions of this size and magnitude.

Results of Operations

For the Year Ended December 31, 2008 compared to the Year Ended December31, 2007

During the years ended December 31, 2008 and 2007, and for the development stage, January 1, 1999 to December 31, 2008, we did not have any revenues.

During the year ended December 31, 2008, our total operating expenses were $406,194, which included an impairment charge of $50,000 related to the artwork we acquired in 2005.  General and administrative expenses of $356,194 consisted of legal fees of $236,419, accounting fees of $38,126, consulting fees of $54,136 and officer compensation of $25,000.  All of the professional fees were the result of our becoming current in our filings under the Securities Exchange Act of 1934, as amended, and activities related to the assistance that we provided to a broker-dealer in its successful efforts to prosecute a Form 211 with the OTC Compliance Unit of FINRA to obtain authority to place quotations on the OTC Bulletin Board, and the three business opportunities we entered into during 2008 and early 2009.  General and administrative expenses in 2007 of $61,374 were primarily legal costs.

Other income of $28,411 in 2007 was from a gain on the settlement of a judgment.

For the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

We incurred legal expenses totaling $61,011 in 2007.  We incurred no expenses during 2006.

Financial Condition and Liquidity

At December 31, 2008, we had no assets.  We had total liabilities of $325,040, all of which are current.  Net cash used by operating activities during the year ended December 31, 2008 was $230,137, all of which was funded through loans and contributions by shareholders and others.

We will require additional equity and/or debt to pay our outstanding liabilities, to meet our ongoing operating expenses, and to satisfy the financial requirements of the proposed transactions with Neqtar and the New Zealand wineries, as well as to take advantage of our License Agreement with GreatStone.  There is no assurance that we will be able to obtain such funds on terms or at a time acceptable to us, or at all.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2008.

Item 8. Financial Statements and Supplementary Data.

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

 Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements in the applicable period.

We dismissed Larry O’Donnell, CPA, P.C. (“O’Donnell”) as our principal accountant effective on November 5, 2008, and we appointed Kelly & Company, Certified Public Accountants, an accountancy corporation (“Kelly”), as our new registered public accounting firm.  O’Donnell’s report on our financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.  The decision to change accountants was recommended and approved by our Board of Directors.

During our 2006 and 2007 fiscal years, and the subsequent interim period through O’Donnell’s dismissal, there were no disagreements with O’Donnell on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of O’Donnell, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

We engaged Kelly as our new independent accountant as of November 11, 2008.  During our 2006 and 2007 fiscal years, and the subsequent interim period through Kelly’s hiring, neither we nor anyone on our behalf engaged Kelly regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

At our request, O’Donnell furnished us with a letter addressed to the SEC stating that it agrees with the statements made by us in our Current Report on Form 8-K, as filed with the SEC on November 12, 2008.

Item 9A(T).  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

Our Principal Executive Officer and Principal Financial Officer conducted a review to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in internal controls during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B.  Other Information.

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information concerning current executive officers and directors as of April 10, 2009:

Name	Age	Position
Wayne Gronquist, Esq.	65	President, CEO, Secretary, Chief Financial Officer, and Director

Wayne Gronquist.  Mr. Gronquist has served as a director of ours and as our corporate secretary for more than the past five years.  Commencing in September 2008, he also serves as our Chief Executive Officer, President, and Chief Financial Officer.  Mr. Gronquist is an attorney in private practice in Austin, Texas, with 26 years experience as corporate counsel and advisor for various privately held corporations.  The operation of his law practice is Mr. Gronquist’s principal occupation.  Mr. Gronquist has not held an office or served on the Board of Directors of any other corporation, besides his personal law practice, other than his service for us.

We do not have a policy with regard to consideration of nominations of directors.  Nominations for directors are accepted from our security holders.  There is no minimum qualification for a nominee to be considered by our directors.  All of our directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to us and our shareholders.

Our shareholders may send communications to our board of directors by writing to The Saint James Company, Broadway Plaza, 520 Broadway, Suite 350, Santa Monica, California 80120, attention:  Chairman of the Board or any specified director.  Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Committees

We do not have standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions, and, therefore, the entire board of directors performs such functions.  Our common stock is not currently listed on any national exchange and are we not required to maintain such committees by any self-regulatory agency.  Management does not believe it is necessary for the board of directors to appoint such committees because the volume of matters that currently and historically has come before the board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making.

We do not currently have an audit committee financial expert.  Management does not believe it is necessary to for the board of directors to designate an audit committee financial expert at this time due to our limited operating history and the limited volume of matters that come before the board of directors requiring such an expert.

Compensation Committee Interlocks and Insider Participation

Our sole director performed the functions of a compensation committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such reports, management believes that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors, and 10% shareholders during the year ended December 31, 2008.

Item 11.  Executive Compensation.

We have not paid any compensation to any of our executive officers or directors during the fiscal years ended December 31, 2007, and 2008, other than $25,000 that was paid to Mr. Cosgrove in September 2008 in connection with his resignation as our Chief Executive Officer and as a director and his release of us from all claims, demands, actions, grievances, or other legal responsibilities of any kind that he may have otherwise had based on his tenure with us as our Chief Executive Officer and director.  No person who served as an executive officer or director during the fiscal years ended December 31, 2007, and 2008, was the holder of an option, warrant, or other right to acquire any of our common shares.

Employment and Consulting Agreements

There were no employment  contracts or consulting  agreements with our directors or officers during the year ended December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of April 10, 2009 by:  (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) the executive officers named in Item 11. Executive Compensation, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, management believes, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

Pursuant to a Registration Rights Agreement, dated March 10, 2009, we granted to the eleven shareholders listed on the table below certain re-sale registration rights.  We agreed to file with the SEC a Registration Statement on Form S-1 registering all of such shares for resale not later than 30 calendar days following our filing of this Annual Report.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 10, 2009.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Relationship	Percentage of Outstanding Common Stock(1)
Wynthrop Barrington, Inc. 1800 E. Sahara, Suite 107 Las Vegas, NV 90104	1,000,000	8.2%

Michael Brovsky, LLC 5662 Calle Real #118 Goleta, CA 93117	1,000,000	8.2%

Christian W. Johnson 7172 Hawthorne #110 Los Angeles, CA 90046	1,000,000	8.2%

Manufacturers Warranty Group, Inc. 3535 E. Coast Hwy, Suite 331 Corona del Mar, CA 92625	1,000,000	8.2%

W. David Winitzky 3463 State Street, PMB508 Santa Barbara, CA 93105	1,000,000	8.2%

Jurei, LLC (2) 59 Damone Ranch Parkway Suite B-416 Reno, NV 89521	1,000,000	8.2%

June Masaki 59 Damone Ranch Parkway Suite B-4296 Reno, NV 89521	1,000,000	8.2%

Nevada Irrevocable Trust (3) 3540 W. Sahara, Suite 153 Las Vegas, NV 89102	1,000,000	8.2%

Union Standard Limited 1104 Nueces Street Austin, TX 78701	1,000,000	8.2%

Credit Critque, Inc. 1740 E. Garry Ave, Suite 231 Santa Ana, CA 92705	1,000,000	8.2%

Tropical Springs Investment, Inc. 8883 West Flamingo Road, Suite 102 Las Vegas, NV 89147	1,000,000	8.2%

Wayne Gronquist Esq. 1104 Nueces Street Austin TX 78701	1,000,000	8.2%

All officers and Directors, as a group (one individual)	1,000,000	8.2%

1.
Applicable percentage ownership is based on 11,999,057 shares of common stock issued and outstanding on April 10, 2009.  The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant, or right.

2.	Curtis J. Bernhardt is the Managing Member of Jurei, LLC, and, in such capacity, may be deemed to have voting and dispositive power over the securities held for the account of this holder.

3.	Mariano L. Bonilla is the Trustee of the Nevada Irrevocable Trust, and, in such capacity, may be deemed to have voting and dispositive power over the securities held for the account of this holder.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Mr. Gronquist is our Chief Executive Officer, President, and Chief Financial Officer.  He also serves as our sole director.  Mr. Gronquist is not considered to be independent.

Item 14.  Principal Accountant Fees and Services.

For the years ended December 31, 2008 and 2007, Kelly & Co. (“Kelly”) audited our financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by Kelly for the years ended December 31, 2008, and 2007, were as follows:

	2008	2007
Audit Fees	$27,000	$9,000
Audit Related Fees (1)	$6,126-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$33,126	$9,000

1      Third quarter review fees.

It is the Board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our registered public accounting firm.  We believe that all audit engagement fees and terms and permitted non-audit services provided by our registered public accounting firm described in the above table were approved in advance by our Board.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The Saint James Company
(A Development Stage Company)

Financial Statements
As of December 31, 2008 and 2007 and
For Each of the Two Years in the Period Ended December 31, 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to December 31, 2008

The Saint James Company
(A Development Stage Company)

Index to the Financial Statements
As of December 31, 2008 and 2007 and
For Each of the Two Years in the Period Ended December 31, 2008
and for the Period From January 1, 1999 (Inception of the Current
Development Stage) to December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Saint James Company

We have audited the accompanying balance sheets of the Saint James Company as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from January 1, 1999 (inception of the current Development Stage) to December 31, 2008.  The Saint James Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Saint James Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from January 1, 1999 (inception of the current Development Stage) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company’s deficit position and continued operating losses, the lack of ongoing business operations and the lack of capital that will be needed to initiate such operations, the need to rely on loans from third parties and the forbearance of creditors and debt holders to satisfy its obligations raises substantial doubt as to The Saint James Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans regarding these matters are also described in Note 6 to the financial statements.

As discussed in Note 2 to the financial statements, certain errors resulting in an understatement of previously reported expenses during the year ended December 31, 2007, were discovered by the Company’s management during 2009.  Accordingly, an adjustment has been made to the deficit accumulated during the current Development Stage as of December 31, 2007, to correct the error.

//Kelly & Company//
Kelly & Company
Costa Mesa, California
April 15, 2009

The Saint James Company
(A Development Stage Company)

Balance Sheets
As of December 31, 2008 and 2007

ASSETS
	As of
	December 31,
	2008	2007
		Restated
Assets:
Artwork	-	50,000
Total assets	-	50,000
Total assets	$-	$50,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Amounts due related parties	$-	$61,373
Accounts payable	13,213	13,213
Accrued liabilities	162,430	-
Notes payable and accrued interest	177,096	-
Total current liabilities	352,739	74,586
Total liabilities	$352,739	$74,586
Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 11,999,057 shares issued and outstanding	$11,999	$11,999
Additional paid in capital	3,734,924	3,650,579
Deficit accumulated during the development stage	(4,099,662)	(3,687,164)
Total stockholders' deficit	$(352,739)	$(24,586)
Total liabilities and stockholders' deficit	$-	$50,000

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Operations
For Each of the Two Years in the Period Ended December 31, 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to December 31, 2008

			Development
			Stage
			January 1,
	For the Year Ended		1999 to
	December 31,		December 31,
	2008	2007	2008
		Restated	Restated
Operating expenses:
General and administrative	360,402	61,373	598,994
Impairment of artwork	50,000	-	50,000
Total operating expenses	410,402	61,373	648,994
Loss from operations	(410,402)	(61,373)	(648,994)
Other income (expense):
Other income	-	28,582	37,067
Interest expense	(2,096)	(512)	(7,503)
Total other income (expense)	(2,096)	28,070	29,564
Net loss	$(412,498)	$(33,303)	$(619,430)
Loss per share - basic and diluted
Net loss per share - basic and diluted	$(0.03)	$0.00	$(0.13)
Weighted average shares outstanding	11,999,057	11,999,057	4,652,990

The accompanying notes are an integral part of the combined financial statements.

				Deficit
				Accumulated
				During the
			Additional	Current
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total
Balance, December 31, 1998	999,057	$999	$3,460,568	$(3,480,232)	$(18,665)
Net loss	-	-	-	(6,115)	(6,115)
Balance, December 31, 1999	999,057	999	3,460,568	(3,486,347)	(24,780)
Net loss	-	-	-	(22,670)	(22,670)
Balance, December 31, 2000	999,057	999	3,460,568	(3,509,017)	(47,450)
Net loss	-	-	-	(4,382)	(4,382)
Balance, December 31, 2001	999,057	999	3,460,568	(3,513,399)	(51,832)
Net loss	-	-	-	(4,314)	(4,314)
Balance, December 31, 2002	999,057	999	3,460,568	(3,517,713)	(56,146)
Capital contribution	-	-	27,239	-	27,239
Net loss	-	-	-	(54,644)	(54,644)
Balance, December 31, 2003	999,057	999	3,487,807	(3,572,357)	(83,551)
Capital contribution	-	-	10,769	-	10,769
Net loss	-	-	-	(47,640)	(47,640)
Balance, December 31, 2004	999,057	999	3,498,576	(3,619,997)	(120,422)
Issuance of common stock for assets (based on par value, $0.001 per share)	5,000,000	5,000	45,000	-	50,000
Issuance of common stock for services (based on par value, $0.001 per share)	6,000,000	6,000	54,000	-	60,000
Net loss	-	-	-	(33,182)	(33,182)
Balance, December 31, 2005	11,999,057	11,999	3,597,576	(3,653,179)	(43,604)
Net loss	-	-	-	(682)	(682)
Balance, December 31, 2006	11,999,057	11,999	3,597,576	(3,653,861)	(44,286)
Forgiveness of debt by officers	-	-	53,003	-	53,003
Net loss	-	-	-	(33,303)	(33,303)
Balance, December 31, 2007, Restated	11,999,057	11,999	3,650,579	(3,687,164)	(24,586)
Company expenses paid by significant shareholders	-	-	80,137	-	80,137
Grant of warrants for services	-	-	4,208	-	4,208
Net loss	-	-	-	(412,498)	(412,498)
Balance, December 31, 2008	11,999,057	$11,999	$3,734,924	$(4,099,662)	$(352,739)

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Cash Flows
For Each of the Two Years in the Period Ended December 31, 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to December 31, 2008

			Current
			Development
			Stage
			(January 1,
	For the Years Ended		1999 to
	December 31,		December 31,
	2008	2007	2008)
		Restated	Restated
Cash flows used in operating activities:
Net loss	$(412,498)	$(33,303)	$(619,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services provided	-	-	60,000
Impairment of Artwork	50,000	-	50,000
Gain on settlement amount	-	-	(8,485)
Warrants for services rendered	4,208	-	4,208
Increase (decrease) in liabilities:
Amounts due related parties	(61,373)	61,373	-
Accrued expenses	162,430	(71,300)	116,746
Accrued interest	2,096	(9,773)	(2,904)
Cash used in operating activities	(255,137)	(53,003)	(399,865)
Cash flows provided by financing activities:
Notes payable	175,000	-	175,000
Contributions of shareholders used to pay expenses	80,137	53,003	224,151
Cash provided by financing activities	255,137	53,003	399,151
Net increase (decrease) in cash	-	-	(714)
Cash at beginning of period	-	-	714
Cash at end of period	$-	$-	$-

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Cash Flows
For Each of the Two Years in the Period Ended December 31, 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to December 31, 2008

Supplemental Disclosure of Cash Flow Information
			Current
			Development
			Stage
			(January 1,
			1999 to
	December 31,		December 31,
	2008	2007	2008
		Restated	Restated
Cash paid during the fiscal years for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions
Contribution of accrued services by owners:
Accrued expenses	$80,137	$53,003	$133,140
Additional paid in capital	$(80,137)	$(53,003)	$(133,140)
Issuance of shares for artwork
Artwork	$-	$-	$(50,000)
Common stock	$-	$-	$5,000
Additional paid in capital	$-	$-	$45,000
Issuance of shares in satisfaction of accounts payable:
Accounts payable	$-	$-	$(60,000)
Common stock	$-	$-	$6,000
Additional paid in capital	$-	$-	$54,000

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

1.       Organization

History

The Company incorporated as Chem-Waste Corporation in January 1984 in North Carolina.  From 1984 through 1998, the Company designed, manufactured, sold and serviced equipment and systems for the treatment of contaminated insoluble organic materials.  Due to intense competition in their specific segment of the waste disposal industry the Company elected to discontinue that business segment’s operations in 1998.

In 2007, the Company changed its name to The Saint James Company.  The Company does not currently have active business operations but has entered into agreements to acquire and distribute wines produced in Australia and New Zealand.  See Note 11 - Neqtar Wines and Note 14 - Subsequent Events.

2.       Correction of an Error

In March 2009, the Company discovered that that certain transactions reported in its 2007 financial statements were recorded incorrectly.  Specifically, the Company had not recorded expenses that had been incurred on its behalf. The expenses were paid for by related parties that were satisfied in 2008 using the funds provided by the issuance of the notes payable. The Company has restated its 2007 financial statements in order to correct the error.  The effect of the restatement of the 2007 financial statements is as follows:

Increase in:
Amounts due related parties	$ 61,373
General and administrative expenses	$ 61,373

These adjustments resulted in a decrease in the Company’s net loss for the year ended December 31, 2007 of $61,373 and a corresponding increase in the deficit accumulated during the current development stage.

3.       Summary of Significant Accounting Policies and Estimates

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

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

Reclassification of Accounts

Certain reclassifications have been made to the comparative financial statements as of December 31, 2007 and for the period then ended and for the period from January 1, 1999 (inception of the current development stage) to December 31, 2007 to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

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

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial  Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. Due to their short-term maturity, the fair value of financial instruments classified as current assets and current liabilities approximates their carrying values.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon

10

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

exercise of warrants to purchase common shares.  In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 was effective as of January 1, 2007. Refer to Note 8 for additional information concerning this standard.

In September 2006, FASB Statement No. 157 Fair Value Measurements, or SFAS 157, was issued.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements.  The Statement is effective July 1, 2008.  This standard will have little or no impact on our financial statements.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159, was issued.  This Statement permits us to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements.  This Statement is effective July 1, 2008. This standard will have little or no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this accounting pronouncement could have a significant impact on our financial statements if contemplated business combinations occur.

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is effective 90 days following the SEC's approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In early October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which amended SFAS No. 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. This FSP was effective for the Company beginning with the quarter ended September 30, 2008. Its additional guidance was incorporated in the measurements of fair value of applicable financial assets disclosed in Note 13 and did not have a material impact on 3M’s consolidated results of operations or financial condition.

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. For the Company, EITF 08-6 is effective for transactions occurring after December 31, 2008. The Company does not expect this standard to have a material impact on 3M’s consolidated results of operations or financial condition.

4.       Impairment Loss

The animation cell artwork that the Company originally acquired in 2005 for 5,000,000 shares of its own common stock valued at $0.01 per share was assessed for recoverability of its carrying value in the year ended December 31, 2008. The Company’s management determined that an impairment loss of $50,000 had occurred.  The impairment loss is recorded as a separate line item in the Statement of Operations for the year ended December 31, 2008.

5.       Equity Transactions

On December 15, 2005, the Company entered into a purchase agreement with The Saint James LLC Collection, LLC and purchased Limited Edition Animation Cell Art Collection for 5,000,000 shares of the Company's common stock. The 5,000,000 shares were valued at $0.01 per share.

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington, Inc.  Wynthrop Barrington, Inc. is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services.  The consulting services obtained from Wynthrop Barrington, Inc., resulted in $60,000 of accounts payable at February 20, 2005 which were then paid to the consultant by issuance of the Company stock of 6,000,000 shares of the Company's common stock at $0.01 per share.

6.       Related Party Transactions

As of December 31, 2006, certain current and former officers, who are still shareholders, advanced the Company $53,003 to pay for administrative costs incurred by the Company.  The advances were non-interest bearing and payable upon demand.  In September 2007, these amounts were forgiven and recorded by the Company as additional paid in capital.

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

7.       Financial Results, Liquidity and Management's Plan

The Company has zero assets at December 31, 2008, current liabilities of $352,739, an accumulated deficit of $4,099,662 and has incurred a net loss for the year ended December 31, 2008 of $412,498 and net losses for the period from January 1, 1999 (inception of the current development stage) to December 31, 2008 of $619,430.  The Company has relied upon loans from third parties and the forbearance of its creditors to satisfy its obligations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company has not been successful in generating sufficient working capital through the issuance of common stock or been able to implement its business plan to effectively sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  In October 2008, the Company entered into an agreement to obtain financing necessary to acquire an operating business (Note 11 - Neqtar Wines).

8.       Notes Payable

Notes payable at December 31, 2008 consisted of the following:

Note payable, without collateral, interest at 10% per annum, principal and interest due in October 2008	$ 150,000
Note payable, without collateral, interest at 10% per annum, principal and interest due in October 2008	25,000
Total	175,000
Accrued interest	2,096
Total notes payable and accrued interest	$ 177,096

9.       Commitments and Contingencies

Legal Actions

Certain conditions may exist as of the date the combined financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's combined financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

10.           Equity Transactions

Warrants

In connection with the acquisition of the rights to acquire Neqtar Wines (Note 11 - Neqtar Wines), we issued warrants to purchase 120,000 shares of our common stock.  The warrants have an exercise price of $10.00 per share and expire in October 2013.

A summary of all warrant activity is as follows:
		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, beginning of the year	-	$ -
Issued	120,000	$ 10.00
Exercised	-	$ -
Outstanding, end of the year	120,000	$ 10.00
Exercisable, end of the year	120,000	$ 10.00

11.           Neqtar Wines

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

i)we will own all of the shares of Neqtar’s common stock;
ii)we will lease, and eventually may purchase, certain facilities from Neqtar;
iii)Neqtar will be obligated to purchase a specified amount of wine from us annually;
iv)we will own certain of Neqtar’s inventory;
v)we will grant Neqtar a security interest in substantially all of our assets and thoseassets acquired from Neqtar; and
vi) we will own certain of Neqtar’s trademarks.

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

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

12.           Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.  The computation of basic loss per share and diluted loss per share is as follows:

			Development
			Stage
	For the Year Ended		January 1, 1999
	December 31,		to December 31,
	2008	2007	2008
Net loss	$ (412,498)	$ (33,303)	$ (619,430)
Weighted average number of common shares outstanding	11,999,057	11,999,057	4,652,990
Net loss per share	$ (0.03)	$ 0.00	$ (0.13)

The following securities were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive:

			Development
			Stage
	For the Year Ended		January 1, 1999
	December 31,		to December 31,
	2008	2007	2008
Warrants to purchase common stock	120,000	-	120,000

13.           Income Taxes

At December 31, 2008, the Company has available unused net operating losses carryforward that may be applied against future taxable income and that expire as follows:

Net Operating Loss
Year of Expiration	Carryforwards
2009	-
2010	-
2011	-
2012	-
2013 and thereafter	$ 1,022,205
Total	$ 1,022,205

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

			Development
			Stage
	For the Year Ended		January 1, 1999
	December 31,		to December 31,
	2008	2007	2008
Tax expense at U.S. statutory rate	40.9%	40.9%	40.9%
Valuation allowance	(40.9)%	(40.9)%	(40.9)%
Effective income tax rate	-%	-%	-%

At December 31, 2008 and 2007, deferred tax assets consisted of the benefit of loss carryforwards of $240,297 and $84,635, respectively.  It is uncertain when and if the Company will be able to utilize these carryforwards and therefore has fully reserved the possible future benefit.  The net operating loss carryforward expires through the year 2028.

14.           Subsequent Events

Effective as of March 18, 2009, we entered into a multi-party agreement to acquire the capital stock or assets of three premier New Zealand wineries:  Lawson Dry Hills, Waimea Estates, and Gravitas Wines.  The closing of the acquisitions and the transactions contemplated by such agreement is subject to our satisfactory completion of financial and business due diligence, our receipt of satisfactory financial statements of each of the wineries (in form and substance sufficient for our timely inclusion in a further Current Report on Form 8-K), the parties’ receipt of such financing as is required to consummate the acquisitions and, thereafter, to operate the acquired businesses in accordance with our business plan, and standard, usual, and customary closing conditions.  The various parties will make certain representations and warranties to each other that are standard and customary in the wine industry for transactions of this size and magnitude.

As of February 15, 2009, we entered into a long-term License Agreement with GreatStone Wines Pty Ltd (“GreatStone”), pursuant to which GreatStone granted an exclusive, ten-year, renewable license to us for the names, designs, logos, and trademarks attached to the Koala Blue Wines in the United States and Canada.  Koala Blue Wines is a brand founded in 1983 by Olivia Newton John and Pat Farrar.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
3.1*	Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 10, 1984.

3.1a*	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 19, 1984.

3.1b*	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on October 9, 1984.

3.1c*	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 15, 1985.

3.1d*	Certificate of reduction of stated capital filed of the registrant filed with the Secretary of State of the State of North Carolina on December 16, 1987.

3.1e*	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 21, 1988.

3.1f*	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on June 29, 1990.

3.1g*	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on December 7, 2007.

3.1h*	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on February 19, 2009.

3.2*	Bylaws of the registrant as amended through September 21, 1990.

3.2a*	Amendment No. 1 to the Bylaws of the registrant as amended through September 21, 1990.

10.1*
Mutual Rescission Agreement, effective as of September 30, 2003, between and among The Saint James Company, a Delaware corporation (the “Delaware Corporation” that, under certain circumstances might have become a successor to a North Carolina corporation of the same name), and Chih-Chang Chang, Ching-Chou Yang, Tun-Ching Chen, and Yueh-Hui Wu.

10.2
2006 Broad-Based Stock Option Plan of the registrant (Effective date:  December 10, 2006) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007).

10.3
Resignation Agreement and General Release dated September 19, 2008 between Bruce M. Cosgrove and the registrant (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2008).

10.4*	Form of Registration Rights Agreement, made as of the 10th day of March, 2009, by and among the registrant eleven individuals and entities.

10.5
Heads of Agreement dated, October 21, 2008, between Neqtar Limited and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2008).

10.6
Letter of Intent to Purchase Neqtar Wines PTY LTD and all Related Real Property and Interests of Seller, dated March 17, 2008, between Samson Investment Company and Neqtar Wines PTY LTD (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2008).

10.7
Designation, Assignment, and Assumption Agreement, dated October 20, 2008, between Samson Investment Company and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2008).

10.8
Common Stock Purchase Warrant of the registrant in favor of Samson Investment Company, dated October 20, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2008).

10.9*	License Agreement between GreatStone Wines Pty Ltd and the registrant dated January 27, 2009, and executed by February 15, 2009.

10.10*	Agreement and Plan of Merger, made and entered into as of March 17, 2009, by and among Global Management Services, Inc., the registrant, and The Saint James New Zealand Wine Company.

16.1
Letter from Larry O’ Donnell, CPA, P.C., dated November 12, 2008 (incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2008).

21.1*	The Saint James New Zealand Wine Company.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAINT JAMES COMPANY

By:	/s/ WAYNE GRONQUIST
Wayne Gronquist
President, Chief Executive Officer, Secretary, Chief Financial Officer, and Director
Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WAYNE GRONQUIST	President, Chief Executive Officer, Chief Financial Officer, and Director	April 15, 2009
Wayne Gronquist	(Principal Executive Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 10, 1984.

3.1a	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 19, 1984.

3.1b	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on October 9, 1984.

3.1c	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 15, 1985.

3.1d	Certificate of reduction of stated capital filed of the registrant filed with the Secretary of State of the State of North Carolina on December 16, 1987.

3.1e	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 21, 1988.

3.1f	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on June 29, 1990.

3.1g	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on December 7, 2007.

3.1h	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on February 19, 2009.

3.2	Bylaws of the registrant as amended through September 21, 1990.

3.2a	Amendment No. 1 to the Bylaws of the registrant as amended through September 21, 1990.

10.1
Mutual Rescission Agreement, effective as of September 30, 2003, between and among The Saint James Company, a Delaware corporation (the “Delaware Corporation” that, under certain circumstances might have become a successor to a North Carolina corporation of the same name), and Chih-Chang Chang, Ching-Chou Yang, Tun-Ching Chen, and Yueh-Hui Wu.

10.4	Form of Registration Rights Agreement, made as of the 10th day of March, 2009, by and among the registrant eleven individuals and entities.

10.9	License Agreement between GreatStone Wines Pty Ltd and the registrant dated January 27, 2009, and executed by February 15, 2009.

10.10	Agreement and Plan of Merger, made and entered into as of March 17, 2009, by and among Global Management Services, Inc., the registrant, and The Saint James New Zealand Wine Company.

21.1	The Saint James New Zealand Wine Company.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.