Form 10-K/A
period 2008-12-31
Saint James CO
filed 2009-04-16
CIK 758256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

At December 31, 2008, we had an accumulated deficit of $4,099,662 and a shareholders’ deficit of $325,739.  Although we are attempting to obtain financing for our prospective acquisitions, as to the obtaining of which there can be no assurance, future operating and public company related -losses are likely to occur.  As a result of these, among other factors, we received a report on our financial statements for the year ended December 31, 2008, from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Consistent with our business plan, we plan on raising sufficient debt and/or equity to effectuate the proposed acquisitions and fund our business plan.  No assurances can be given that we will be successful in acquiring operations, generating revenues, or reaching or maintaining profitable operations.

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

During the year ended December 31, 2008, our total operating expenses were $410,402, which included an impairment charge of $50,000 related to the artwork we acquired in 2005.  General and administrative expenses of $360,402 consisted of legal fees of $236,419, accounting fees of $38,126, consulting fees of $54,136 and officer compensation of $25,000.  All of the professional fees were the result of our becoming current in our filings under the Securities Exchange Act of 1934, as amended, and activities related to the assistance that we provided to a broker-dealer in its successful efforts to prosecute a Form 211 with the OTC Compliance Unit of FINRA to obtain authority to place quotations on the OTC Bulletin Board, and the three business opportunities we entered into during 2008 and early 2009.  General and administrative expenses in 2007 of $61,374 were primarily legal costs.

Other income of $28,411 in 2007 was from a gain on the settlement of a judgment.

For the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

We incurred legal expenses totaling $61,011 in 2007.  We incurred no expenses during 2006.

Financial Condition and Liquidity

At December 31, 2008, we had no assets.  We had total liabilities of $325,739, all of which are current.  Net cash used by operating activities during the year ended December 31, 2008 was $255,137, all of which was funded through loans and contributions by shareholders and others.

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

//Kelly & Company//
Kelly & Company
Costa Mesa, California
April 15, 2009

The Saint James Company
(A Development Stage Company)

Balance Sheets
As of December 31, 2008 and 2007

ASSETS
	As of
	December 31,
	2008	2007
		Restated
Assets:
Artwork	—	50,000
Total assets	—	50,000
Total assets	$—	$50,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Amounts due related parties	$—	$61,373
Accounts payable	13,213	13,213
Accrued liabilities	162,430	—
Notes payable and accrued interest	177,096	—
Total current liabilities	352,739	74,586
Total liabilities	$352,739	$74,586
Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 11,999,057 shares issued and outstanding	$11,999	$11,999
Additional paid in capital	3,734,924	3,650,579
Deficit accumulated during the development stage	(4,099,662)	(3,687,164)
Total stockholders' deficit	$(352,739)	$(24,586)
Total liabilities and stockholders' deficit	$—	$50,000

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Operations
For Each of the Two Years in the Period Ended December 31, 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to December 31, 2008

			Development
			Stage
			January 1,
	For the Year Ended		1999 to
	December 31,		December 31,
	2008	2007	2008
		Restated	Restated
Operating expenses:
General and administrative	360,402	61,373	598,994
Impairment of artwork	50,000	—	50,000
Total operating expenses	410,402	61,373	648,994
Loss from operations	(410,402)	(61,373)	(648,994)
Other income (expense):
Other income	—	28,582	37,067
Interest expense	(2,096)	(512)	(7,503)
Total other income (expense)	(2,096)	28,070	29,564
Net loss	$(412,498)	$(33,303)	$(619,430)
Loss per share - basic and diluted
Net loss per share - basic and diluted	$(0.03)	$0.00	$(0.13)
Weighted average shares outstanding	11,999,057	11,999,057	4,652,990

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Shareholders' Deficit
For the Period from January 1, 1999 (Inception of the Current Development Stage) to December 31, 2008

				Deficit
				Accumulated
				During the
			Additional	Current
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total
Balance, December 31, 1998	999,057	$999	$3,460,568	$(3,480,232)	$(18,665)
Net loss	—	—	—	(6,115)	(6,115)
Balance, December 31, 1999	999,057	999	3,460,568	(3,486,347)	(24,780)
Net loss	—	—	—	(22,670)	(22,670)
Balance, December 31, 2000	999,057	999	3,460,568	(3,509,017)	(47,450)
Net loss	—	—	—	(4,382)	(4,382)
Balance, December 31, 2001	999,057	999	3,460,568	(3,513,399)	(51,832)
Net loss	—	—	—	(4,314)	(4,314)
Balance, December 31, 2002	999,057	999	3,460,568	(3,517,713)	(56,146)
Capital contribution	—	—	27,239	—	27,239
Net loss	—	—	—	(54,644)	(54,644)
Balance, December 31, 2003	999,057	999	3,487,807	(3,572,357)	(83,551)
Capital contribution	—	—	10,769	—	10,769
Net loss	—	—	—	(47,640)	(47,640)
Balance, December 31, 2004	999,057	999	3,498,576	(3,619,997)	(120,422)
Issuance of common stock for assets (based on par value, $0.001 per share)	5,000,000	5,000	45,000	—	50,000
Issuance of common stock for services (based on par value, $0.001 per share)	6,000,000	6,000	54,000	—	60,000
Net loss	—	—	—	(33,182)	(33,182)
Balance, December 31, 2005	11,999,057	11,999	3,597,576	(3,653,179)	(43,604)
Net loss	—	—	—	(682)	(682)
Balance, December 31, 2006	11,999,057	11,999	3,597,576	(3,653,861)	(44,286)
Forgiveness of debt by officers	—	—	53,003	—	53,003
Net loss	—	—	—	(33,303)	(33,303)
Balance, December 31, 2007, Restated	11,999,057	11,999	3,650,579	(3,687,164)	(24,586)
Company expenses paid by significant shareholders	—	—	80,137	—	80,137
Grant of warrants for services	—	—	4,208	—	4,208
Net loss	—	—	—	(412,498)	(412,498)
Balance, December 31, 2008	11,999,057	$11,999	$3,734,924	$(4,099,662)	$(352,739)

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Cash Flows
For Each of the Two Years in the Period Ended December 31, 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to December 31, 2008

			Current
			Development
			Stage
			(January 1,
	For the Years Ended		1999 to
	December 31,		December 31,
	2008	2007	2008)
		Restated	Restated
Cash flows used in operating activities:
Net loss	$(412,498)	$(33,303)	$(619,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services provided	—	—	60,000
Impairment of Artwork	50,000	—	50,000
Gain on settlement amount	—	—	(8,485)
Warrants for services rendered	4,208	—	4,208
Increase (decrease) in liabilities:
Amounts due related parties	(61,373)	61,373	—
Accrued expenses	162,430	(71,300)	116,746
Accrued interest	2,096	(9,773)	(2,904)
Cash used in operating activities	(255,137)	(53,003)	(399,865)
Cash flows provided by financing activities:
Notes payable	175,000	—	175,000
Contributions of shareholders used to pay expenses	80,137	53,003	224,151
Cash provided by financing activities	255,137	53,003	399,151
Net increase (decrease) in cash	—	—	(714)
Cash at beginning of period	—	—	714
Cash at end of period	$—	$—	$—

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Cash Flows
For Each of the Two Years in the Period Ended December 31, 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to December 31, 2008

Supplemental Disclosure of Cash Flow Information

			Current
			Development
			Stage
			(January 1,
			1999 to
	December 31,		December 31,
	2008	2007	2008
		Restated	Restated
Cash paid during the fiscal years for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-Cash Transactions

Contribution of accrued services by owners:
Accrued expenses	$80,137	$53,003	$133,140
Additional paid in capital	$(80,137)	$(53,003)	$(133,140)

Issuance of shares for artwork
Artwork	$—	$—	$(50,000)
Common stock	$—	$—	$5,000
Additional paid in capital	$—	$—	$45,000

Issuance of shares in satisfaction of accounts payable:
Accounts payable	$—	$—	$(60,000)
Common stock	$—	$—	$6,000
Additional paid in capital	$—	$—	$54,000

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

Increase in:
Amounts due related parties	$61,373
General and administrative expenses	$61,373

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

8.	Notes Payable

Notes payable at December 31, 2008 consisted of the following:

Note payable, without collateral, interest at 10% per annum, principal and interest due in October 2008	$150,000
Note payable, without collateral, interest at 10% per annum, principal and interest due in October 2008	25,000
Total	175,000
Accrued interest	2,096
Total notes payable and accrued interest	$177,096

9.	Commitments and Contingencies

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

A summary of all warrant activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, beginning of the year	—	$—
Issued	120,000	$10.00
Exercised	—	$—
Outstanding, end of the year	120,000	$10.00
Exercisable, end of the year	120,000	$10.00

11.	Neqtar Wines

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
v)	we will grant Neqtar a security interest in substantially all of our assets and thoseassets acquired from Neqtar; and
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

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.  The computation of basic loss per share and diluted loss per share is as follows:

			Development
			Stage
	For the Year Ended		January 1, 1999
	December 31,		to December 31,
	2008	2007	2008
Net loss	$(412,498)	$(33,303)	$(619,430)
Weighted average number of common shares outstanding	11,999,057	11,999,057	4,652,990
Net loss per share	$(0.03)	$0.00	$(0.13)

The following securities were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive:

			Development
			Stage
	For the Year Ended		January 1, 1999
	December 31,		to December 31,
	2008	2007	2008
Warrants to purchase common stock	120,000	—	120,000

13.	Income Taxes

At December 31, 2008, the Company has available unused net operating losses carryforward that may be applied against future taxable income and that expire as follows:

Net Operating Loss
Year of Expiration	Carryforwards
2009	—
2010	—
2011	—
2012	—
2013 and thereafter	$1,022,205
Total	$1,022,205

The Saint James Company
(A Development Stage Company)

Notes to the Financial Statements

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

			Development
			Stage
	For the Year Ended		January 1, 1999
	December 31,		to December 31,
	2008	2007	2008
Tax expense at U.S. statutory rate	40.9%	40.9%	40.9%
Valuation allowance	(40.9)%	(40.9)%	(40.9)%
Effective income tax rate	—%	—%	—%

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

Signature	Title	Date

/s/ WAYNE GRONQUIST	President, Chief Executive Officer,	April 15, 2009
Wayne Gronquist	Chief Financial Officer, and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 10, 1984.

3.1a	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 19, 1984.

3.1b	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on October 9, 1984.

3.1c	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 15, 1985.

3.1d	Certificate of reduction of stated capital filed of the registrant filed with the Secretary of State of the State of North Carolina on December 16, 1987.

3.1e	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 21, 1988.

3.1f	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on June 29, 1990.

3.1g	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on December 7, 2007.

3.1h	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on February 19, 2009.

3.2	Bylaws of the registrant as amended through September 21, 1990.

3.2a	Amendment No. 1 to the Bylaws of the registrant as amended through September 21, 1990.

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