Form 10-Q
period 2009-03-31
Saint James CO
filed 2009-05-18
CIK 758256

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to  _____________

Commission File Number:  0-13738

THE SAINT JAMES COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1426581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Broadway Plaza, 520 Broadway, Suite 350, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

(512) 478-7463
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

11,999,057 shares of common stock issued and outstanding at May 11, 2009.

THE SAINT JAMES COMPANY
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2009

INDEX

A Note About Forward Looking Statements	1

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements	2

Balance Sheets (Unaudited) as of March 31, 2009 and December 31, 2008	F-2

Statement of Operations (Unaudited) for Each of the Three-Month Periods Ended March 31, 2009 and 2008 and the Period from January 1, 1999 (Inception of the Current Development Stage) to March 31, 2009	F-3

Statement of Cash Flows (Unaudited) for Each of the Three-Month Periods Ended March 31, 2009 and 2008 and the Period from January 1, 1999 (Inception of the Current Development Stage) to March 31, 2009	F-4

Notes to the Unaudited Financial Statements	F-6

Item 2 - Management’s Discussion and Analysis of Financial Condition or Results of Operations	3

Item 4 – Controls and Procedures	4

PART II - OTHER INFORMATION

Item 6 – Exhibits	5

Signatures	7

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations.  These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements.  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.

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

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The Saint James Company
(A Development Stage Company)

Financial Statements
As of March 31, 2009 and 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to March 31, 2009

The Saint James Company
(A Development Stage Company)

Index to the Financial Statements
As of March 31, 2009 and 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008 and
for the Period from January 1, 1999 (Inception of the
Current Development Stage) to March 31, 2009

Financial Statements of The Saint James Company (a North Carolina Corporation):

Balance Sheets as of March 31, 2009 and December 31, 2008	F-2

Statements of Operations for Each of the Three-Month Periods Ended March 31, 2009 and 2008 and the Period from January 1, 1999 (Inception of the Current Development Stage) to March 31, 2009	F-3

Statements of Cash Flows for Each of the Three-Month Periods Ended March 31, 2009 and 2008 and the Period from January 1, 1999 (Inception of the Current Development Stage) to March 31, 2009	F-4

Notes to the Unaudited Financial Statements	F-6

The Saint James Company
(A Development Stage Company)

Balance Sheets
As of March 31, 2009 and December 31, 2008

	As of	As of
	March 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amounts due related parties	$3,823	$-
Accounts payable	13,213	13,213
Accrued liabilities	171,253	162,430
Notes payable and accrued interest	181,411	177,096
Total current liabilities	369,700	352,739
Total liabilities	$369,700	$352,739
Stockholders’ deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 11,999,057 shares issued and outstanding	$11,999	$11,999
Additional paid in capital	3,734,924	3,734,924
Deficit accumulated during the development stage	(4,116,623)	(4,099,662)
Total stockholders’ deficit	$(369,700)	$(352,739)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Operations
For Each of the Three-Month Periods Ended March 31, 2009 and 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to March 31, 2009

			Current
			Development
			Stage
			January 1,
	For the Three-Month Period		1999 to
	Ended March 31,		March 31,
	2009	2008	2009
		Restated	Restated
Operating expenses:
General and administrative	12,646	81,264	611,640
Impairment of artwork	-	-	50,000
Total operating expenses	12,646	81,264	661,640
Loss from operations	(12,646)	(81,264)	(661,640)
Other income (expense):
Other income	-	-	37,067
Interest expense	(4,315)	-	(11,818)
Total other income (expense)	(4,315)	-	25,249
Net loss	$(16,961)	$(81,264)	$(636,391)
Loss per share - basic and diluted
Net loss per share - basic and diluted	$0.00	$(0.01)	$(0.21)
Weighted average shares outstanding	11,999,057	11,999,057	3,046,676

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Cash Flows
For Each of the Three-Month Periods Ended March 31, 2009 and 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to March 31, 2009

			Current
			Development
			Stage
			(January 1,
	For the Three-Month Period		1999 to
	Ended March 31,		March 31,
	2009	2008	2009)
		Restated	Restated
Cash flows used in operating activities:
Net loss	$(16,961)	$(81,264)	$(636,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services provided	-	-	60,000
Impairment of Artwork	-	-	50,000
Gain on settlement amount	-	-	(8,485)
Warrants for services rendered	-	-	4,208
Interest on notes payable	4,315	-	1,411
Contributions of shareholders used to pay expenses	-	77,637	224,151
Increase (decrease) in liabilities:
Amounts due related parties	3,823	3,627	3,823
Accrued expenses	8,823	-	125,569
Cash used in operating activities	-	-	(175,714)
Cash flows provided by financing activities:
Notes payable	-	-	175,000
Cash provided by financing activities	-	-	175,000
Net increase (decrease) in cash	-	-	(714)
Cash at beginning of period	-	-	714
Cash at end of period	$-	$-	$-

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Statements of Cash Flows
For Each of the Three-Month Periods Ended March 31, 2009 and 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to March 31, 2009

Supplemental Disclosure of Cash Flow Information

			Current
			Development
			Stage
			(January 1,
	For the Three-Month Period		1999 to
	Ended March 31,		December 31,
	2009	2008	2009)
		Restated	Restated
Cash paid during the fiscal years for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions
Issuance of shares for artwork
Artwork	$-	$-	$(50,000)
Common stock	$-	$-	$5,000
Additional paid in capital	$-	$-	$45,000
Issuance of shares in satisfaction of accounts payable:
Accounts payable	$-	$-	$(60,000)
Common stock	$-	$-	$6,000
Additional paid in capital	$-	$-	$54,000

The accompanying notes are an integral part of the combined financial statements.

1.	Organization

History

The Company incorporated as Chem-Waste Corporation in January 1984 in North Carolina.  From 1984 through 1998, the Company designed, manufactured, sold, and serviced equipment and systems for the treatment of contaminated insoluble organic materials.  Due to intense competition in their specific segment of the waste disposal industry the Company elected to discontinue that business segment’s operations in 1998.

In 2007, the Company changed its name to The Saint James Company.  The Company does not currently have active business operations but has entered into agreements to acquire and distribute wines produced in Australia and New Zealand.  See Note 10 - Neqtar Wines and Note 11 - New Zealand Wineries.

2.	Summary of Significant Accounting Policies and Estimates

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

Reclassification of Accounts

Certain reclassifications have been made to the comparative financial statements for the three-month period ended March 31, 2009 and for the period from January 1, 1999 (inception of the current development stage) to March 31, 2009 to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or financial position.

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

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board’s (“FASB”)Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial  Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies.  Due to their short-term maturity, the fair value of financial instruments classified as current assets and current liabilities approximates their carrying values.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of warrants to purchase common shares.  In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 90 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

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

The animation cell artwork that the Company originally acquired in 2005 for 5,000,000 shares of its own common stock valued at $0.01 per share was assessed for recoverability of its carrying value in the year ended December 31, 2008.  The Company’s management determined that an impairment loss of $50,000 had occurred.  The impairment loss was recorded in the third quarter of 2008.

4.	Equity Transactions

On December 15, 2005, the Company entered into a purchase agreement with The Saint James LLC Collection, LLC and purchased Limited Edition Animation Cell Art Collection for 5,000,000 shares of the Company’s common stock.  The 5,000,000 shares were valued at $0.01 per share.

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington, Inc.  Wynthrop Barrington, Inc. is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services.  The consulting services obtained from Wynthrop Barrington, Inc., resulted in $60,000 of accounts payable at February 20, 2005 which were then paid to the consultant by issuance of the Company stock of 6,000,000 shares of the Company’s common stock at $0.01 per share.

5.	Related Party Transactions

As of December 31, 2006, certain current and former officers, who are still shareholders, advanced the Company $53,003 to pay for administrative costs incurred by the Company.  The advances were non-interest bearing and payable upon demand.  In September 2007, these amounts were forgiven and recorded by the Company as additional paid in capital.

6.	Financial Results, Liquidity and Management’s Plan

The Company has zero assets at March 31, 2009, current liabilities of $369,700, an accumulated deficit of $4,116,623 and has incurred a net loss for the three-month period ended March 31, 2009 of $16,961 and net losses for the period from January 1, 1999 (inception of the current development stage) to March 31, 2009 of $636,391.  The Company has relied upon loans from third parties and the forbearance of its creditors to satisfy its obligations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has not been successful in generating sufficient working capital through the issuance of common stock or been able to implement its business plan to effectively sustain ongoing operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  In October 2008, the Company entered into an agreement to obtain financing necessary to acquire an operating business (Note 10 - Neqtar Wines).

7.	Notes Payable

Notes payable at December 31, 2008 consisted of the following:

Note payable, without collateral, interest at 10% per annum, principal and interest due in October 2008	$150,000
Note payable, without collateral, interest at 10% per annum, principal and interest due in October 2008	25,000
Total	175,000
Accrued interest	-
Total notes payable and accrued interest	$175,000

8.	Commitments and Contingencies

Legal Actions

Certain conditions may exist as of the date the combined financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s combined financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.  Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

9.	Equity Transactions

Warrants

In connection with the acquisition of the rights to acquire Neqtar Wines (Note 10 - Neqtar Wines), we issued warrants to purchase 120,000 shares of our common stock.  The warrants have an exercise price of $10.00 per share and expire in October 2013.

A summary of all warrant activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, beginning of the year	-	$-
Issued	120,000	$10.00
Exercised	-	$-
Outstanding, end of the year	120,000	$10.00
Exercisable, end of the year	120,000	$10.00

10.	Neqtar Wines

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

11.	New Zealand Wineries

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

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.  The computation of basic loss per share and diluted loss per share is as follows:

			Current
			Development
			Stage
	For the Three-Month Period		January 1, 1999 to
	Ended March 31,		December 31,
	2009	2008	2009
Net loss	$(16,961)	$(81,264)	$(636,391)
Weighted average number of common shares outstanding	11,999,057	11,999,057	3,046,676
Net loss per share	$0.00	$(0.01)	$(0.21)

The following securities were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive:

			Development
			Stage
	For the Three-Month Period		January 1, 1999 to
	Ended March 31,		December 31,
	2009	2008	2009
Warrants to purchase common stock	120,000	-	120,000

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report.  Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934.  See “Forward Looking Statements” elsewhere in this report.  Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

For the Three-Month Period Ended March 31, 2009 compared to the Three-Month Period Ended March 31, 2008

During the three-month periods ended March 31, 2009 and 2008, and for the development stage, January 1, 1999 to March 31, 2009, we did not have any revenues.

During the three-month period ended March 31, 2009, our general and administrative expenses were $12,646, in comparison with $81,264 for the prior period.  All of such expenses were for professional fees, the majority of which in the prior period were the result of our becoming current in our filings under the Securities Exchange Act of 1934, as amended, and activities related to the assistance that we provided to a broker-dealer in its successful efforts to prosecute a Form 211 with the OTC Compliance Unit of FINRA to obtain authority to place quotations on the OTC Bulletin Board, and the three business opportunities we entered into during 2008 and early 2009.  We also accrued $4,315 in interest expense during the current period and none in the prior period.

Financial Condition and Liquidity

At March 31, 2009, we had no assets.  We had total liabilities of $369,700, all of which are current.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at March 31, 2009.

ITEM 4T.  CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  Based on these evaluations, our certifying Officers have concluded, subject to the limitations noted below, that, as of the end of the period covered by this Quarterly Report on Form 10-Q:

(a)           Our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and

(b)           Our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act was accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely materially to affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit	Description of Exhibit
3.1+	Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 10, 1984.

3.1a+	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 19, 1984.

3.1b+	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on October 9, 1984.

3.1c+	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 15, 1985.

3.1d+	Certificate of reduction of stated capital filed of the registrant filed with the Secretary of State of the State of North Carolina on December 16, 1987.

3.1e+	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 21, 1988.

3.1f+	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on June 29, 1990.

3.1g+	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on December 7, 2007.

3.1h+	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on February 19, 2009.

3.2+	Bylaws of the registrant as amended through September 21, 1990.

3.2a+	Amendment No. 1 to the Bylaws of the registrant as amended through September 21, 1990.

10.1+
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

10.4+	Form of Registration Rights Agreement, made as of the 10th day of March, 2009, by and among the registrant eleven individuals and entities.

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

10.9+	License Agreement between GreatStone Wines Pty Ltd and the registrant dated January 27, 2009, and executed by February 15, 2009.

10.10+	Agreement and Plan of Merger, made and entered into as of March 17, 2009, by and among Global Management Services, Inc., the registrant, and The Saint James New Zealand Wine Company.

21.1+	The Saint James New Zealand Wine Company.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference from the Company’s Annual Report on Form 10-K/A, as filed on April 16, 2009, utilizing the same exhibit number.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAINT JAMES COMPANY (Registrant)

May 14, 2009	/s/ WAYNE GRONQUIST
Wayne Gronquist
President, Chief Executive Officer, Secretary, Chief Financial Officer, and Director