Form 10-Q
period 2009-06-30
Saint James CO
filed 2009-07-31
CIK 758256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_________________

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
11,999,057 shares of common stock issued and outstanding at July30, 2009.

THE SAINT JAMES COMPANY
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2009

INDEX

A Note About Forward Looking Statements	1

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements	2

Condensed Balance Sheets (Unaudited) as of June 30, 2009 and December 31, 2008	F-2

Condensed Statements of Operations (Unaudited) for Each of the Three- and Six-Month Periods Ended June 30, 2009 and 2008 and the Period from January 1, 1999 (Inception of the Current Development Stage) to June 30, 2009
F-3

Condensed Statements of Cash Flows (Unaudited) for Each of the Six- Month Periods Ended June 30, 2009 and 2008 and the Period from January 1, 1999 (Inception of the Current Development Stage) to June 30, 2009
F-4

Notes to the Consolidated Financial Statements	F-6

Item 2 - Management’s Discussion and Analysis of Financial Condition or Results of Operations	3

Item 4T - Controls and Procedures	4

PART II - OTHER INFORMATION

Item 6 – Exhibits	6

Signatures	8

2

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

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The Saint James Company
(A Development Stage Company)

Condensed Financial Statements

(Unaudited)
As of June 30, 2009 and December 31, 2008
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008 and
for the Period from January 1, 1999 (Inception of the Current Development Stage)
to June 30, 2009

The Saint James Company
(A Development Stage Company)

Index to the Condensed Financial Statements
As of June 30, 2009 and December 31, 2008 and
For Each of the Three and Six Month Periods Ended June 30, 2009 and 2008
and for the Period From January 1, 1999 (Inception of the Current
Development Stage) to June 30, 2009
(Unaudited)

Condensed Financial Statements of The Saint James Company (a North Carolina Corporation):

Condensed Balance Sheets as of June 30, 2009 and December 31, 2008	F-2

Condensed Statements of Operations for Each of the Three and Six Month Periods Ended June 30, 2009 and 2008 and the Period from January 1, 1999 (Inception of the Current Development Stage) to June 30, 2009
F-3

Condensed Statements of Cash Flows for Each of the Six Month Periods Ended June 30, 2009 and 2008 and the Period from January 1, 1999 (Inception of the Current Development Stage) to June 30, 2009	F-4

Notes to the Condensed Financial Statements	F-6

The Saint James Company
(A Development Stage Company)

Condensed Balance Sheets
(Unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$61,259	$-
Total current assets	61,259	-
Total assets	$61,259	$-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$13,213	$13,213
Shareholder advances made on behalf of the Company	188,054	119,731
Accrued liabilities	182,538	44,795
Convertible debt, net of discount of $209,490 and $0	215,510	175,000
Total current liabilities	599,315	352,739
Total liabilities	$599,315	$352,739
Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 11,999,057 shares issued and outstanding	$11,999	$11,999
Additional paid in capital	3,989,273	3,734,924
Accumulated deficit	(4,539,328)	(4,099,662)
Total stockholders' equity (deficit)	$(538,056)	$(352,739)
Total liabilities and stockholders' equity	$61,259	$-

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

					Development
					Stage
					January 1,
	For the Six Month		For the Three Month		1999 to
	Period Ended June 30,		Period Ended June 30,		June 30,
	2009	2008	2009	2008	2009
Operating expenses:
General and administrative	385,240	83,764	372,594	2,500	984,234
Impairment of artwork	-	-	-	-	50,000
Total operating expenses	385,240	83,764	372,594	2,500	1,034,234
Loss from operations	(385,240)	(83,764)	(372,594)	(2,500)	(1,034,234)
Other income (expense):
Other income (expense)	-	-	-	-	37,067
Interest expense	(54,426)	-	(50,111)	-	(61,929)
Total other income (expense)	(54,426)	-	(50,111)	-	(24,862)
Net income (loss)	$(439,666)	$(83,764)	$(422,705)	$(2,500)	$(1,059,096)
Income (Loss) per share - basic
Net income (loss) per share - basic	$(0.04)	$(0.01)	$(0.04)	$0.00	$(0.34)
Weighted average shares outstanding	11,999,057	11,999,057	11,999,057	11,999,057	3,131,292

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			Current
			Development
			Stage
			(January 1,
	For the Six Month		1999 to
	Period Ended June 30,		June 30,
	2009	2008	2009)
		Restated	Restated
Cash flows used in operating activities:
Net loss	$(439,666)	$(83,764)	$(1,059,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services provided	-	-	60,000
Impairment of Artwork	-	-	50,000
Gain on settlement amount	-	-	(8,485)
Warrants for services rendered	-	-	4,208
Accretion of loan discount	44,859	-	44,859
Contributions of shareholders used to pay expenses	68,323	77,637	292,474
Increase (decrease) in liabilities:
Amounts due related parties	-	6,127	-
Accrued expenses	137,743	-	251,585
Cash used in operating activities	(188,741)	-	(364,455)
Cash flows provided by financing activities:
Notes payable	250,000	-	425,000
Cash provided by financing activities	250,000	-	425,000

Net increase (decrease) in cash	61,259	-	60,545

Cash at beginning of period	-	-	714

Cash at end of period	$61,259	$-	$61,259

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

Supplemental Disclosure of Cash Flow Information

			Development
			Stage
			January 1,
			1999 to
	Period Ended June 30,		June 30,
	2009	2008	2009
Cash paid during the fiscal years for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions

Issuance of shares for artwork
Artwork	$-	$-	$(50,000)
Common stock	$-	$-	$5,000
Additional paid in capital	$-	$-	$45,000

Issuance of shares in satisfaction of accounts payable:
Accounts payable	$-	$-	$(60,000)
Common stock	$-	$-	$6,000
Additional paid in capital	$-	$-	$54,000

Discount on convertible notes payable
Discount on convertible notes payable	$(254,349)	$-	$(254,349)
Additional paid in capital	$254,349	$-	$254,349

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

In 2007, the Company changed its name to The Saint James Company.  The Company does not currently have active business operations but has entered into agreements to acquire and distribute wines produced in Australia and New Zealand.  See Note 9 - Neqtar Wines and Note 10 - New Zealand Wineries.

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

Reclassification of Accounts

Certain reclassifications have been made to the comparative financial statements for the three- and six-month periods ended June 30, 2009 and for the period from January 1, 1999 (inception of the current development stage) to June 30, 2009 to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or financial position.

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

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments.  The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings.  For the Company, EITF 08-6 is effective for transactions occurring after December 31, 2008.  The Company does not expect this standard to have a material impact on the results of operations or financial condition.

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

The Saint James Company
(A Development Stage Company)

Notes to the Condensed Financial Statements
(Unaudited)

4.	Related Party Transactions

As of December 31, 2006, certain current and former officers, who are still shareholders, advanced the Company $53,003 to pay for administrative costs incurred by the Company.  The advances were non-interest bearing and payable upon demand.  In September 2007, these amounts were forgiven and recorded by the Company as additional paid in capital.

5.	Financial Results, Liquidity and Management's Plan

The Company has a cash balance of $61,259 at June 30, 2009, current liabilities of $599,315, an accumulated deficit of $4,539,328 and has incurred a net loss for the six-month period ended June 30, 2009 of $439,666 and net losses for the period from January 1, 1999 (inception of the current development stage) to June 30, 2009 of $1,059,096.  The Company has relied upon loans from third parties and the forbearance of its creditors to satisfy its obligations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has not been successful in generating sufficient working capital through the issuance of common stock or been able to implement its business plan to effectively sustain ongoing operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6.	Convertible Notes Payable

In June 2009 the Company entered into a $500,000 convertible note with its previous lender.  The note is without collateral, bears interest at prime plus 8% (11.5% at June 30, 2009), is due in one year and is convertible into shares of the Company’s common stock at $0.50 per share.  Concurrently therewith, the Company modified its existing $150,000 and $25,000 notes payable to the same lender to provide for each of these notes to be convertible into shares of the Company’s common stock at $0.50 per share.

The Saint James Company
(A Development Stage Company)

Notes to the Condensed Financial Statements
(Unaudited)

The Company determined the value of the embedded conversion features of the three notes payable using the Black Scholes model and bifurcated the proceeds of the notes between the proceeds and the value of the embedded conversion features.  The allocated valued of the conversion features has been recorded as a discount on the notes payable is being accreted as interest expense over the lives of the notes.

The assumptions used in the calculation of the Black Scholes fair value of the embedded conversion feature of the three notes is as follows:

Term	0 to 13 months
Risk free interest rate	0% to 0.48%
Volatility	92%
Dividend	-$0-

At June 30, 2009 the Company had received $250,000 of the $500,000 convertible note and the balance was received in July 2009.

Convertible notes payable at June 30, 2009 consisted of the following:

Convertible note payable, interest at prime plus 8% (11.5% at June 30, 2009), convertible into shares of the Company’s common stock at $0.50 per share, due June 2010	$250,000
Convertible note payable, without collateral, interest at 10% per annum, convertible into shares of the Company’s common stock at $0.50 per share, principal and interest due in November 2009	150,000
Convertible note payable, without collateral, interest at 10% per annum, convertible into shares of the Company’s common stock at $0.50 per share, principal and interest due on demand	25,000
Total	425,000
Discount	(209,490)
Total convertible notes payable, net of discount	$215,510

7.	Commitments and Contingencies

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

8.	Equity Transactions

Common shares issued

On December 15, 2005, the Company entered into a purchase agreement with The Saint James LLC Collection, LLC and purchased Limited Edition Animation Cell Art Collection for 5,000,000 shares of the Company's common stock. The 5,000,000 shares were valued at $0.01 per share.

On February 15, 2004, the Company entered into a consulting agreement with Wynthrop Barrington, Inc.  Wynthrop Barrington, Inc. is in business of providing management consulting services, security related services and advice with respect to SEC and NASD rules and regulations, business advisory and development services, product development services, product marketing and sales services.  The consulting services obtained from Wynthrop Barrington, Inc., resulted in $60,000 of accounts payable at February 20, 2005 which were then paid to the consultant(s) by issuance of the Company stock of 6,000,000 shares of the Company's common stock at $0.01 per share.

Warrants

In connection with the acquisition of the rights to acquire Neqtar Wines (Note 9 - Neqtar Wines), we issued warrants to purchase 120,000 shares of our common stock.  The warrants have an exercise price of $10.00 per share and expire in October 2013.

A summary of all warrant activity is as follows:
		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, beginning of the year	-	$-
Issued	120,000	$10.00
Exercised	-	$-
Outstanding, end of the period	120,000	$10.00

Exercisable, end of the period	120,000	$10.00

9.	Neqtar Wines

On October 21, 2008, we entered into a Heads of Agreement (the “HOA”) with Neqtar Wines PTY LTD (“Neqtar”), pursuant to which Neqtar and we agreed on certain potential terms of a potential future transaction. In the second quarter of 2009, Neqtar entered into bankruptcy.  We are continuing to pursue this acquisition through the bankruptcy court in Australia, but are not certain of our potential for success.

10.	New Zealand Wineries

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

11.	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.  The computation of basic loss per share and diluted loss per share is as follows:

			Current
			Development
			Stage
	For the Six Month		January 1, 1999
	Period Ended June 30,		to June 30,
	2009	2008	2009
Net loss	$(439,666)	$(83,764)	$(1,059,096)
Weighted average number of common shares outstanding	11,999,057	11,999,057	3,131,292
Net loss per share	$(0.04)	$(0.01)	$(0.34)

The following securities were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive:

			Development
			Stage
	For the Six Month		January 1, 1999
	Period Ended June 30,		to June 30,
	2009	2008	2009
Warrants to purchase common stock	120,000	-	120,000

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

On October 21, 2008, we entered into a Heads of Agreement (the “HOA”) with Neqtar Wines PTY LTD (“Neqtar”), pursuant to which Neqtar and we agreed on certain potential terms of a potential future transaction.  On March 17, 2008, Neqtar and Samson Investment Company (“Samson”) entered into a letter of intent (the “LOI”) setting forth certain terms of a proposed acquisition by Samson, or its nominee, of all of Neqtar’s outstanding shares of common stock.  On October 20, 2008, we entered into a Designation, Assignment, and Assumption Agreement with Samson, in which we were designated by Samson as its nominee under the LOI, and Samson conveyed all of its right, title, and interest in the same to us and we granted a five-year warrant to Samson to purchase 120,000 shares of our common stock at a per-share exercise price of $10.00.  As a result of our designation as Samson’s nominee under the LOI, we entered into preliminary transaction negotiations with Neqtar, which culminated in the execution of the HOA.  However, in the second quarter of 2009, Neqtar entered bankruptcy procedings.  Although we are continuing our attempt to acquire the Neqtar operations through the bankruptcy court in Australia, we cannot provide anyassurance that we will be successful.

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

Results of Operations

For the Three- and Six-Month Periods Ended June 30, 2009 compared to the Three-Month Period Ended June 30, 2008

During the three- and six-month periods ended June 30, 2009 and 2008, and for the development stage, January 1, 1999 to June 30, 2009, we did not have any revenues.

During the three- and six-month periods ended June 30, 2009, our general and administrative expenses were $385,240 and $372,594, in comparison with $83,764 and $2,500 for the same periods in the prior year.  All of such expenses were for professional fees, the majority of which, in the prior periods, were the result of our becoming current in our filings under the Securities Exchange Act of 1934, as amended, and activities related to the assistance that we provided to a broker-dealer in its successful efforts to prosecute a Form 211 with the OTC Compliance Unit of FINRA to obtain authority to place quotations on the OTC Bulletin Board, and, in the current periods, were also the result of the three business opportunities we entered into during 2008 and early 2009.  We also incurred interest expense during the periods in the current year, including accretion of debt discount of $44,858.  We had no interest expense in the prior year.

Financial Condition and Liquidity

At June 30, 2009, we had cash of $65,081 and  total liabilities of $599,315 which are net of debt discount of $209,490, all of which are current.

On June 5, 2009, we sold a Straight Convertible Debenture (the “Debenture”) to Pinnacle Resources, Inc., a Wyoming corporation (the “Lender”).  Pursuant to the terms of the Debenture, the Lender advanced funds to us commencing on approximately the date of the Debenture and concluding on July 24, 2009, to its initial principal amount of $500,000.  The Debenture bears interest at 11.5% per annum (8% in excess of the WSJ Prime Rate on the date that the Debenture was sold).  Principal and accrued interest are due and payable on June 30, 2010, unless converted, at the option of the Lender, into shares of our common stock at $.50 per share, subject to adjustment upon the occurrence of splits, combinations, and certain fundamental transactions.  The Lender may not exercise its conversion option if, after giving effect to such conversion, it (together with its affiliates, and any other person or entity acting as a group together with the Lender or any of its affiliates) would beneficially own in excess of 4.99% of our common stock.  We also granted certain “piggyback” registration rights to the Lender in respect of the shares into which the Debenture may be converted.

On June 5, 2009, in separate transactions, we amended the terms of our Unsecured Promissory Notes in favor of the Lender in the principal amounts of $150,000 and $25,000 to provide for options to convert principal and accrued interest into shares of our common stock at $.50 per share, subject to adjustment upon the occurrence of splits, combinations, and certain fundamental transactions.  Conversion is limited, such that if, after giving effect to such conversion, the Lender (together with its affiliates, and any other person or entity acting as a group together with the Lender or any of its affiliates) would beneficially own in excess of 4.99% of our common stock.  We also granted certain “piggyback” registration rights to the Lender in respect of the shares into which the Notes may be converted.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at June 30, 2009.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures.  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) under the Securities Exchange Act of 1934) as of the end of the most recent fiscal quarter.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely materially to affect, our internal control over financial reporting.

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

10.9+	License Agreement between GreatStone Wines Pty Ltd and the registrant dated January 27, 2009, and executed by February 15, 2009.

10.10+	Agreement and Plan of Merger, made and entered into as of March 17, 2009, by and among Global Management Services, Inc., the registrant, and The Saint James New Zealand Wine Company.

10.11*	Unsecured Promissory Note of the Registrant, dated November 10, 2008.

10.11a*	Amendment to Unsecured Promissory Note, Due November 10, 2009, of the Registrant, dated June 5, 2009.

10.12*	Unsecured Promissory Note of the Registrant, dated December 29, 2008.

10.12*	Amendment to Unsecured Promissory Note, Due on Demand, of the Registrant, dated June 5, 2009.

10.13*	Straight Convertible Debenture, Due June 30, 2009, of the Registrant, dated June 5, 2009.

21.1+	The Saint James New Zealand Wine Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference from the Company’s Annual Report on Form 10-K/A, as filed on April 16, 2009, utilizing the same exhibit number.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAINT JAMES COMPANY

(Registrant)

July 30, 2009	/s/ DALE PAISLEY
Dale Paisley
Chief Financial Officer