Form 10-K/A
period 2007-12-31
Saint James CO
filed 2009-09-04
CIK 758256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].






                                TABLE OF CONTENTS

                                                                                PAGE NUMBER
PART I

ITEM 1       Description of Business                                            1
ITEM 2       Description of Property                                            5
ITEM 3       Legal Proceedings                                                  6
ITEM 4       Submission of Matters to A Vote of Security Holders                6

PART II

ITEM 5       Market For Common Equity, Related Stockholder Matters              6
ITEM 6       Management's Discussion and Analysis                               7
ITEM 7       Financial Statements                                               9

ITEM 8       Changes In and Disagreements with Accountants and
                  Financial Disclosure                                          9
ITEM 8A(T)   Controls And Procedures                                            9
ITEM 8B      Other Information                                                  11

PART III

ITEM 9       Directors and Executive Officers of the Company                    11
ITEM 10      Executive Compensation                                             12
ITEM 11      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                         14
ITEM 12      Certain Relationships and Related Transactions                     16

PART IV

ITEM 13      Exhibits                                                           16
ITEM 14      Principal Accountant Fees and Services                             16
             Signatures                                                         18


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item  8A(T). Controls and Procedures.

Disclosure Controls and Procedures

      Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2007. Based on this evaluation, and except as described in Management's Report on Internal Control Over Financial Reporting, our Principal Executive Officer and our Principal Financial Officer concluded, that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Management's Report on Internal Control Over Financial Reporting

      Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

      o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

      o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

      o     Provide  reasonable   assurance   regarding   prevention  or  timely
            detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

      Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was deficient as of December 31, 2007, in that we did not maintain effective controls to ensure there was adequate analysis, documentation, reconciliation, and review of supporting data as it related to the recordation of payments by related parties of expenses that had been incurred on our behalf. This control deficiency contributed to the individual material weaknesses described below:

      (a) Due in large part to our financial status and lack of meaningful operations during our 2007 fiscal year, we did not have qualified financial reporting personnel with sufficient depth, skills, and experience to ensure adequate analysis, documentation, reconciliation, and review of supporting data as it related to the recordation of payments by related parties of expenses that had been incurred on our behalf.

      (b) We did not maintain effective controls to ensure adequate analysis, documentation, reconciliation, and review of supporting data as it related to the recordation of payments by related parties of expenses that had been incurred on our behalf.

      (c) We did not have adequate controls in place to identify the existence of any non-recurring third-party payments such that proper accounting could be determined on a timely basis.

      The control deficiency and material weaknesses noted above resulted in a restatement of our 2007 financial statements - specifically, an increase in our net loss for that fiscal year of $61,373 and a corresponding increase in the deficit accumulated during our current development stage to $3,687,164. Accordingly, management has now determined that each of the control deficiencies described above constituted a material weakness.

      As  of  December  31,  2007,  the  control  deficiencies  discussed  above constituted material weaknesses in our internal control over financial reporting. To the extent reasonably possible in accordance with our financial condition and minimal business operations in our 2008 fiscal year, we accepted the resignation of our principal accounting officer and chief financial officer in September of 2008, more than six months after the smaller of the events discussed above. To the extent reasonably possible in accordance with our financial condition and expected future business operations in our 2009 fiscal year, we replaced our chief executive officer and our principal accounting / chief financial officer. Through these steps, we believe we addressed the deficiencies that affected our internal control over financial reporting as of December 31, 2007.

      This report on internal control over financial reporting included in this amended Annual Report was not included in the original filing of our Annual Report on Form 10-KSB; however, subject to the deficiencies noted above, our referenced disclosure controls and procedures were effective at the time of the original filing, notwithstanding that omission.

Changes in Internal Control over Financial Reporting

      There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act during either the fiscal year ended December 31, 2007, or the fourth quarter of such fiscal year, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

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

Exhibit Description of Exhibit
------- --------------------------------------------------------------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                         THE SAINT JAMES COMPANY

                                         By: /s/ RICHARD HURST
                                             -----------------------------------
                                             Richard Hurst
                                             President, Chief Executive Officer,
                                             and Director

                                             Date: September 4, 2009

                                         By: /s/ DALE PAISLEY
                                             -----------------------------------
                                             Dale Paisley
                                             Chief Financial Officer

                                             Date: September 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                      Date
---------------------     -----------------------------------  ---------------
                          President, Chief Executive Officer,  September 4, 2009
  /s/ RICHARD HURST       and Director
---------------------     (Principal Executive Officer)
    Richard Hurst

 /s/ DALE PAISLEY         Chief Financial Officer              September 4, 2009
---------------------     (Principal Accounting Officer)
   Dale Paisley

Exhibit Description of Exhibit
------- --------------------------------------------------------------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.