Form 10-K/A
period 2008-12-31
Saint James CO
filed 2009-09-04
CIK 758256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

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

TABLE OF CONTENTS

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

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008.  Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This report on internal control over financial reporting included in this amended Annual Report was not included in the original filing of our Annual Report on Form 10-K; however, our referenced disclosure controls and procedures were effective at the time of the original filing, notwithstanding that omission.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act during either the fiscal year ended December 31, 2008, or the fourth quarter of such fiscal year, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Name and Address of	Amount and Nature of	Percentage of Outstanding
Beneficial Owner	Beneficial Relationship	Common Stock(1)

Wynthrop Barrington, Inc.	1,000,000	8.2%
1800 E. Sahara, Suite 107
Las Vegas, NV 90104

Michael Brovsky, LLC	1,000,000	8.2%
5662 Calle Real #118
Goleta, CA 93117

Christian W. Johnson	1,000,000	8.2%
7172 Hawthorne #110
Los Angeles, CA 90046

Manufacturers Warranty Group, Inc.	1,000,000	8.2%
3535 E. Coast Hwy, Suite 331
Corona del Mar, CA 92625

W. David Winitzky	1,000,000	8.2%
3463 State Street, PMB508
Santa Barbara, CA 93105

Jurei, LLC (2)	1,000,000	8.2%
59 Damone Ranch Parkway
Suite B-416
Reno, NV 89521

June Masaki	1,000,000	8.2%
59 Damone Ranch Parkway
Suite B-4296
Reno, NV 89521

Nevada Irrevocable Trust (3)	1,000,000	8.2%
3540 W. Sahara, Suite 153
Las Vegas, NV 89102

Union Standard Limited	1,000,000	8.2%
1104 Nueces Street
Austin, TX 78701

Credit Critque, Inc.	1,000,000	8.2%
1740 E. Garry Ave, Suite 231
Santa Ana, CA 92705

Tropical Springs Investment, Inc.	1,000,000	8.2%
8883 West Flamingo Road, Suite 102
Las Vegas, NV 89147

Wayne Gronquist Esq.	1,000,000	8.2%
1104 Nueces Street
Austin TX 78701

All officers and Directors, as a group	1,000,000	8.2%
(one individual)

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

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

3.1^	Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 10, 1984.

3.1a^	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 19, 1984.

3.1b^	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on October 9, 1984.

3.1c^	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on January 15, 1985.

3.1d^	Certificate of reduction of stated capital filed of the registrant filed with the Secretary of State of the State of North Carolina on December 16, 1987.

3.1e^	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on July 21, 1988.

3.1f^	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on June 29, 1990.

3.1g^	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on December 7, 2007.

3.1h^	Amendment to the Articles of Incorporation of the registrant filed with the Secretary of State of the State of North Carolina on February 19, 2009.

3.2^	Bylaws of the registrant as amended through September 21, 1990.

3.2a^	Amendment No. 1 to the Bylaws of the registrant as amended through September 21, 1990.

10.1^
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

10.4^	Form of Registration Rights Agreement, made as of the 10th day of March, 2009, by and among the registrant eleven individuals and entities.

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

10.9^	License Agreement between GreatStone Wines Pty Ltd and the registrant dated January 27, 2009, and executed by February 15, 2009.

10.10^	Agreement and Plan of Merger, made and entered into as of March 17, 2009, by and among Global Management Services, Inc., the registrant, and The Saint James New Zealand Wine Company.

16.1
Letter from Larry O’ Donnell, CPA, P.C., dated November 12, 2008 (incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2008).

21.1^	The Saint James New Zealand Wine Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^	Incorporated by reference to such exhibit of equivalent exhibit number, as filed by the Company in its Annual Report on Form 10-K/A with the Securities and Exchange Commission on April 15, 2009.

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAINT JAMES COMPANY

By:	/s/ RICHARD HURST
Richard Hurst
President, Chief Executive Officer, and Director

Date: September 4, 2009

By:	/s/ DALE PAISLEY
Dale Paisley
Secretary, Chief Financial Officer, and Director

Date: September 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD HURST	President, Chief Executive Officer, and Director	September 4, 2009
Richard Hurst	(Principal Executive Officer)

/s/ DALE PAISLEY	Chief Financial Officer	September 4, 2009
Dale Paisley	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.