Form 10-Q/A
period 2009-03-31
Saint James CO
filed 2009-09-04
CIK 758256

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

THE SAINT JAMES COMPANY (Registrant)

September 4, 2009	/s/ DALE PAISLEY
Dale Paisley
Chief Financial Officer