Form 10-Q/A
period 2009-06-30
Saint James CO
filed 2009-09-04
CIK 758256

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

10.9+	License Agreement between GreatStone Wines Pty Ltd and the registrant dated January 27, 2009, and executed by February 15, 2009.

10.10+	Agreement and Plan of Merger, made and entered into as of March 17, 2009, by and among Global Management Services, Inc., the registrant, and The Saint James New Zealand Wine Company.

10.11^	Unsecured Promissory Note of the Registrant, dated November 10, 2008.

10.11a^	Amendment to Unsecured Promissory Note, Due November 10, 2009, of the Registrant, dated June 5, 2009.

10.12^	Unsecured Promissory Note of the Registrant, dated December 29, 2008.

10.12^	Amendment to Unsecured Promissory Note, Due on Demand, of the Registrant, dated June 5, 2009.

10.13^	Straight Convertible Debenture, Due June 30, 2009, of the Registrant, dated June 5, 2009.

21.1+	The Saint James New Zealand Wine Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed on July 31, 2009, utilizing the same exhibit number.

+	Incorporated by reference from the Company’s Annual Report on Form 10-K/A, as filed on April 16, 2009, utilizing the same exhibit number.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAINT JAMES COMPANY

(Registrant)

September 4, 2009	/s/ DALE PAISLEY
Dale Paisley
Chief Financial Officer