Form 10-Q
period 2009-09-30
Saint James CO
filed 2009-11-24
CIK 758256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to  ________

Commission File Number:  000-13738

THE SAINT JAMES COMPANY
 (Exact name of registrant as specified in its charter)

North Carolina	56-1426581
(State or other jurisdiction of	(I.R.S. Employer)
incorporation or organization)	Identification No.)

Broadway Plaza, 520 Broadway, Suite 350 Santa Monica CA	90401
(Address of principal executive offices)	(Zip Code)

(818) 880-5285
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

___________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x ]No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                                      Accelerated filer  [  ]   Non-accelerated filer [ ]  Smaller reporting company [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]                      No  [X]

The number of shares common stock, $.001 par value, outstanding as of November 2, 2009 was 14,642,156.

THE SAINT JAMES COMPANY

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets (unaudited) as of September 30, 2009 and
	December 31, 2008	3

	Condensed Statements of Operations (unaudited) for the three and nine-
	month periods ended September 30, 2009 and 2008	4

	Condensed Statements of Cash Flows (unaudited) for the nine-month periods
	ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

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

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The Saint James Company

Condensed Financial Statements

(Unaudited)
as of September 30, 2009 and December 31, 2008
For Each of the Three and Nine Month Periods Ended September 30, 2009 and 2008

The Saint James Company

Condensed Financial Statements

(Unaudited)
as of September 30, 2009 and December 31, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2009 and 2008

The Saint James Company

Index to the Condensed Financial Statements
As of September 30, 2009 and December 31, 2008 and
For Each of the Three and Nine Month Periods Ended September 30, 2009 and 2008

Condensed Financial Statements of The Saint James Company (a North Carolina Corporation):

Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	2

Condensed Statements of Operations for Each of the Three and Nine Month Periods Ended September 30, 2009 and 2008	3

Condensed Statements of Cash Flows for Each of the Nine Month Periods Ended September 30, 2009 and 2008

Notes to the Condensed Financial Statements	6

The Saint James Company
Condensed Balance Sheets
(Unaudited)

ASSETS
	As of	As of
	September 30,	December 31,
	2009	2008
Current assets:
Cash	$24,645	$-
Total current assets	24,645	-
Investment in New Zealand	19,864	-
Total assets	$44,509	$-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,213	$13,213
Shareholder advances made on behalf of the Company	113,054	119,731
Accrued liabilities	563,764	44,795
Convertible debt, net of discount of $279,527 and $0	395,473	175,000
Total current liabilities	1,085,504	352,739
Total liabilities	$1,085,504	$352,739
Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares
authorized, 11,999,057 shares issued and outstanding	$11,999	$11,999
Additional paid in capital	4,140,801	3,734,924
Accumulated deficit	(5,193,795)	(4,099,662)
Total stockholders' deficit	$(1,040,995)	$(352,739)
Total liabilities and stockholders' equity	$44,509	$-

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company
Condensed Statements of Operations

(Unaudited)

	For the Nine Month		For the Three Month
	Period Ended September 30,		Period Ended September 30,
	2009	2008	2009	2008
Operating expenses:
Professional fees	$549,544	$120,138	$272,890	$36,374
Consulting fees	301,897	-	223,934	-
General and administrative	83,180	25,000	52,558	25,000
Impairment of artwork	-	50,000	-	50,000
Total operating
expenses	934,621	195,138	549,382	111,374
Loss from operations	(934,621)	(195,138)	(549,382)	(111,374)
Other income (expense):
Other income	-	-	-	-
Interest expense	(159,512)	-	(105,086)	-
Total other expense	(159,512)	-	(105,086)	-
Net loss	$(1,094,133)	$(195,138)	$(654,468)	$(111,374)
Loss per share - basic and diluted
Net loss per share - basic
and diluted	$(0.09)	$(0.02)	$(0.05)	$(0.01)
Weighted average shares
outstanding	11,999,057	11,999,057	11,999,057	11,999,057

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company

Condensed Statements of Operations
(Unaudited)
	For the Nine Month
	Period Ended September 30,
	2009	2008
		Restated
Cash flows used in operating activities:
Net loss	$(1,094,133)	$(195,138)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services provided	-	-
Impairment of Artwork	-	50,000
Gain on settlement amount	-	-
Warrants for services rendered	-	-
Accretion of loan discount	126,350	-
Contributions of shareholders used to pay
expenses	-	-
Increase (decrease) in liabilities:
Amounts due related parties	113,054	25,000
Accrued expenses	399,238	40,000
Cash used in operating activities	(455,491)	(80,138)
Cash flows used in investing activities:
Potential acquisition costs	(19,864)	-
Cash used in investing activities	(19,864)	-
Cash flows provided by financing activities:
Capital contributions of services	-	80,138
Proceeds from notes payable	500,000	-
Cash provided by financing activities	500,000	80,138
Net increase (decrease) in cash	24,645	-
Cash at beginning of period	-	-
Cash at end of period	$24,645	$-

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company

Condensed Statements of Operations
(Unaudited)

Supplemental Disclosure of Cash Flow Information
	For the Nine Month
	Period Ended September 30,
	2009	2008
Cash paid during the fiscal years for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash Transactions
Issuance of shares in satisfaction of accounts
payable:
Accrued expenses	$-	$80,138
Additional paid in capital	$-	$(80,138)
Discount on convertible notes payable
Discount on convertible notes payable	$(405,876)	$-
Additional paid in capital	$405,876	$-

The accompanying notes are an integral part of the combined financial statements.

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

1.       Organization

History

In November 2009, the Company acquired the EOS Companies and is therefore no longer a development stage enterprise.  See Note for a description of this acquisition.

Basis of Presentation

These condensed financial statements are presented in United States dollars and have been  prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Reclassification of Accounts

Certain reclassifications have been made to the comparative financial statements for the three- and nine-month periods ended September 30, 2009 and 2008 to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or financial position.

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

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

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board’s (“FASB”)Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial  Instruments (ASC 825), the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies.  Due to their short-term maturity, the fair value of financial instruments classified as current assets and current liabilities approximates their carrying values.

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

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” and also issued Accounting Standards No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105-10), which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements.  The Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.    The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. As it relates to the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company’s results of operations or financial condition.

In September 2006, FASB Statement No. 157 Fair Value Measurements (ASC 820-10), was issued.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements.  The Statement is effective July 1, 2008.  This standard will have little or no impact on our financial statements.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (ASC 825-10), was issued.  This Statement permits us to choose to measure many financial instruments and certain other items at fair value.  It also establishes presentation and disclosure requirements.  This Statement is effective July 1, 2008.  This standard will have little or no impact on our financial statements.

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (ASC 805).  ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this accounting pronouncement could have a significant impact on our financial statements if contemplated business combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (ASC 810-10-65), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  ASC 810-10-65 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In early October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (ASC 820-10-35) which amended SFAS No. 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market.  This FSP was effective for the Company beginning with the quarter ended September 30, 2008.

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (ASC 323-10) which addresses an entity’s accounting for equity-method investments.  The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings.  For the Company, ASC 323-10 is effective for transactions occurring after December 31, 2008.  The Company does not expect this standard to have a material impact on the results of operations or financial condition.

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

4.       Related Party Transactions

Certain officers, directors and shareholders have advanced funds to and/or paid expenses on behalf of the Company.  These amounts are recorded as amounts due to related parties.

5.       Financial Results, Liquidity and Management's Plan

The Company has a cash balance of $24,645 at September 30, 2009, current liabilities of $1,085,504, an accumulated deficit of $5,193,795 and has incurred a net loss for the nine-month period ended September 30, 2009 of $1,094,133.  In addition, the acquisition of the EOS Companies has used all of the Company's resources.  The Company has relied upon loans from third parties and the forbearance of its creditors to satisfy its obligations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has not been successful in generating sufficient working capital through the issuance of common stock or been able to implement its business plan to effectively sustain ongoing operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

6.       Convertible Notes Payable

In June 2009 the Company entered into a $500,000 convertible note with its previous lender.  The note is without collateral, bears interest at prime plus 8% (11.5% at September 30, 2009), is due in one year and is convertible into shares of the Company’s common stock at $0.50 per share.  Concurrently therewith, the Company modified its existing $150,000 and $25,000 notes payable to the same lender to provide for each of these notes to be convertible into shares of the Company’s common stock at $0.50 per share.

The Company determined the value of the embedded conversion features of the three notes payable using the Black Scholes model and bifurcated the proceeds of the notes between the proceeds and the value of the embedded conversion features.  The allocated value of the conversion features has been recorded as a discount on the notes payable and is being accreted as interest expense over the lives of the notes.  The assumptions used in the calculation of the Black Scholes fair value of the embedded conversion feature of the three notes is as follows:

Term	0 to 13 months
Risk free interest rate	0% to 0.48%
Volatility	92%
Dividend	-$0-

Convertible notes payable at September 30, 2009 consisted of the following:
Convertible note payable, interest at prime plus 8% (11.5% at
September 30, 2009), convertible into shares of the Company’s
common stock at $0.50 per share, due June 2010	$500,000
Convertible note payable, without collateral, interest at 10% per annum, convertible into shares of the Company’s common
stock at $0.50 per share, principal and interest due in November
2009	150,000
Convertible note payable, without collateral, interest at 10%
per annum, convertible into shares of the Company’s common
stock at $0.50 per share, principal and interest due on demand	25,000
Total	675,000
Discount	(279,527)
Total convertible notes payable, net of discount	$395,473

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

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

A summary of all warrant activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	-	$-
Issued	120,000	$10.00
Exercised	-	$-
Outstanding, December 31, 2008	120,000	$10.00
Issued	-	$-
Exercised	-	$-
Outstanding and exercisable, September 30, 2009	120,000	$10.00

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

9.       Neqtar Wines

On October 21, 2008, we entered into a Heads of Agreement (the “HOA”) with Neqtar Wines PTY LTD (“Neqtar”), pursuant to which Neqtar and we agreed on certain potential terms of a potential future transaction. In the second quarter of 2009, Neqtar entered into bankruptcy.  We are not continuing to pursue this acquisition.

10.           New Zealand Wineries

Effective as of May 18, 2009, we entered into agreements to acquire the capital stock or assets of three premier New Zealand wineries:  Lawson's Dry Hills, Waimea Estates, and Gravitas Wines.  The closing of the acquisitions and the transactions contemplated by such agreement is subject to our satisfactory completion of financial and business due diligence, our receipt of satisfactory financial statements of each of the wineries (in form and substance sufficient for our timely inclusion in a further Current Report on Form 8-K), the parties’ receipt of such financing as is required to consummate the acquisitions and, thereafter, to operate the acquired businesses in accordance with our business plan, and standard, usual, and customary closing conditions and the consent of the New Zealand government's Overseas Invesment Office.  The various parties will make certain representations and warranties to each other that are standard and customary in the wine industry for transactions of this size and magnitude.  During the three month period ended September 30, 2009, Lawson's withdrew from the agreement following the expiration of a deadline for satisfaction of certain conditions of closing.

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

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

	For the Nine Months Period Ended September 30,
	2009	2008
Net loss	$(1,094,133)	$(195,138)
Weighted average number of common shares
outstanding	11,999,057	11,999,057
Net loss per share	$(0.09)	$(0.02)

The following securities were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive:

	For the Nine Month
	Period Ended September 30,
	2009	2008
Warrants to purchase common stock	120,000	-

12.           Subsequent Events

Sales of Common Stock

In October and November 2009, we sold 132,500 shares of our common stock for $2.00 per share.  We have agreed to pay 8% of the amounts raised for commissions and expenses and have agreed to issue 8% of the shares issued to the selling agent.  The sale of our common shares is ongoing under these conditions.

Acquisition

On November 3, 2009, the Company acquired all of the membership interests of Emerald Wines, LLC and Sapphire Wines, LLC (the "EOS Companies"). The EOS Companies operate the EOS Estate Winery and distribute wines including, without limitation, Cupa Grandis, EOS Estate Private Reserve, EOS Estate, Lost Angel, Novella, Carneros Creek, and Wildhurst.

The purchase price included:

i)	Cash consideration of $300,000, payable in 3 weekly installments commencing on or about October 30, 2009;
ii)	a secured convertible promissory note payable, which was initially valued at $6,128,560 and is subject to adjustment; and
iii)	2,500,000 shares of the Company’s common stock
iv)
contingent consideration consisting of an “earnout” pursuant to which the seller could earn up to an additional 300,000 shares of common stock subject to achieving certain sales thresholds and cash flow targets for 2009 and 2010.

The Saint James Company

Notes to the Condensed Financial Statements
(Unaudited)

As part of the Membership Interest Purchase Agreement, the Company acquired the Eos Companies subject to liabilities, including overdue obligations of approximately:

i)	$7,500,000 to Farm Credit Bank West (“Farm Credit”);
ii)	a “Bridge Loan” in the amount of $5,325,920 (as of October 31, 2009) due to Entertainment Properties Trust, DownREIT, Inc.;
iii)	a “Grower Loan” in the amount of $3,187,500 due to Entertainment Properties Trust, DownREIT, Inc.; and
iv)	past due rent obligations under the existing Vineyard and Winery lease with Paso Robles VinREIT, LLC of $660,964.

The total purchase price of $12,028,560 has initially been allocated to the assets and liabilities as follows:

Current assets	$15,738,496
Equipment	$20,881,501
Intangible assets	$15,943,751
Current liabilities	$46,763,748
Equity	$5,800,000

These allocations are preliminary and will be adjusted upon completion of the valuation of the assets and liabilities acquired.

The following results of operations reflect what would have been the results of the combined companies as if the acquisition had taken place on January 1, 2008.  These results do not reflect what will occur in the future.

	For the Nine Month		For the Three Month
	Period Ended September 30,		Period Ended September 30,
	2009	2008	2009	2008
Revenue	$12,078,175	$9,769,017	$3,757,926	$1,449,317
Net income (loss)	$(889,430)	$(512,968)	$(1,041,812)	$(442,374)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements. Such statements are not covered by the safe harbor provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our strategies for dealing with negative cash flow; and (d) other risks that are discussed in this report or included in our previous filings with the Securities and Exchange Commission.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Overview

On November 3, 2009, we closed a transaction pursuant to which we acquired all of the membership interests of the EOS Companies. The EOS Companies operate the EOS Estate Winery and distribute wines, including, without limitation, Cupa Grandis, EOS Estate Private Reserve, EOS Estate, Lost Angel, Novella, Carneros Creek, and Wildhurst.

The purchase price included (i) cash consideration to Saphire in the sum of $300,000, payable in 3 weekly installments commencing on October 30, 2009; (ii) a secured convertible promissory note to Saphire (the “EOS Note”), which was valued at $6,128,560 and is subject to adjustment; and (iii) 2,500,000 shares of our common stock. The Company also granted Saphire an “earnout” pursuant to which it could earn up to an additional 300,000 shares of common stock subject to certain sales and cash flow targets for 2009 and 2010.

As part of the Agreement, SJ EOS has acquired Sapphire subject to its liabilities including overdue obligations of approximately (i) $7,500,000 to Farm Credit Bank West (“Farm Credit”); (ii) a “Bridge Loan” in the amount of $5,325,920 (as of October 31, 2009) due to VinREIT; (iii) a “Grower Loan” in the amount of $3,187,500; and (iv) past due rent obligations under the existing Saphire vineyard and winery lease with VinREIT of $660,964.

We are currently looking for another bank to replace Farm Credit and extend sufficient credit to allow us to repay the Farm Credit overdue obligation that is currently in default. As of the date of this Report, we have not identified a replacement bank for this obligation.  With respect to the Bridge Loan, the Grower Loan and the existing VinREIT vineyard and winery lease, Saphire is in default under these obligations and we are currently in discussions with VinREIT and have received a Term Sheet from VinREIT addressing these issues on the terms set forth herein.

If the transaction with VinREIT proceeds as we have discussed with VinREIT, Sapphire will be (i) entering into a new $25.5 million lease for the vineyard and winery with VinREIT terminating December 31, 2017 (with annual payment obligations of $2,040,000, payable monthly and subject to adjustment); and (ii) obtaining a $5,500,000 promissory note from VinREIT which will satisfy both of the outstanding Bridge Loan and Grower Loan obligations, with VinREIT agreeing to waive repayment of all amounts over $5,500,000 so long as the past due rent is paid and the Farm Credit debt obligation is assumed by another bank. The proposed transaction with VinREIT requires that we bring current the past due rent obligations of $660,964 and find a bank to replace the Farm Credit obligation that is currently in default.

 In addition, we agreed to (i) deliver into escrow for the benefit of VinREIT the first $600,000 of accounts receivable which we collect and (ii) engaged Jeffrey Hopmayer, a principal of the Sellers, as a Consultant for a period of three (3) years, at a fee of $285,000 per year.  The Sellers have also entered into a transition service agreement with us which provides for certain transition services to be provided by the Sellers during the 90 day period following the closing of the EOS Transaction.

The financial statements of the acquired entities do not reflect the changes in results of operations, liquidity and financial resources that will occur as a result of our acquisition of these entities.

As of February 15, 2009, we entered into a long-term License Agreement with GreatStone Wines Pty Ltd (“GreatStone”), pursuant to which GreatStone granted an exclusive, ten-year, renewable license to us for the names, designs, logos, and trademarks attached to the Koala Blue Wines in the United States and Canada.  Koala Blue Wines is a brand founded in 1983 by Olivia Newton John and Pat Farrar.

Effective as of March 18, 2009, we entered into a multi-party agreement to acquire the capital stock or assets of three premier New Zealand wineries:  Lawson Dry Hills, Waimea Estates, and Gravitas Wines.  The closing of the acquisitions and the transactions contemplated by such agreement is subject to our satisfactory completion of financial and business due diligence, our receipt of satisfactory financial statements of each of the wineries (in form and substance sufficient for our timely inclusion in a further Current Report on Form 8-K), the parties’ receipt of such financing as is required to consummate the acquisitions and, thereafter, to operate the acquired businesses in accordance with our business plan, and standard, usual, and customary closing conditions.  The various parties will make certain representations and warranties to each other that are standard and customary in the wine industry for transactions of this size and magnitude.  Larsow Dry Hills has cancelled this agreement..

Results of Operations

For the Three- and Nine-Month Periods Ended September 30, 2009 compared to the Three-and Nine Month Periods Ended September 30, 2008

During the three- and nine-month periods ended September 30, 2009 and 2008we did not have any revenues.

During the three- and nine-month periods ended September 30, 2009, our general and administrative expenses were $52,558 and $83,180, in comparison with $25,000and $25,000 for the same periods in the prior year.  In addition, we incurred consulting fees of $160,334 and $238,297 in the three and nine month periods in 2009 compared to no similar expenses during the same periods in 2008.  Our professional fees were $2723,890 and $549,544 during the three month and nine month periods in 2009 compared to $36,374 and $120,138 during the same periods in 2008.  The increase in professional fees were the result of our becoming current in our filings under the Securities Exchange Act of 1934, as amended, and activities related to the assistance that we provided to a broker-dealer in its successful efforts to prosecute a Form 211 with the OTC Compliance Unit of FINRA to obtain authority to place quotations on the OTC Bulletin Board, and were also the result of the three business opportunities we entered into during 2008 and early 2009.   The increase in general and administrative expenses and consulting fees related to the commencement of our operations and the development our infrastructure necessary to support our operations.  We also incurred interest expense during the periods in the current year, including accretion of debt discount.  We had no interest expense in the prior year.

 Financial Condition and Liquidity

At September 30, 2009, we had cash of $24,645and total liabilities of $1,020,914 which are net of debt discount of $279,527, all of which are current.

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

At September 30, 2009, we had negative working capital of $977,395.  Our acquisition of EOS in November 2009 has resulted in $22,776,546 of EOS current liabilities being converted into a lease obligation of $25.5 million and has increased other debt obligations by about $6.5 million.  About $7.5 million of EOS current notes payable are in default; we do not have the ability to cure this default and have not yet secured a new lender for this amount.  Further, we need additional funds to pay for the current harvest.  EOS has cash used in operating activities of $344,593 during 2009 and has had cash used in operating activities in each period.  The provisions of our acquisition of EOS will increase the negative flow from operations.

Although we have raised $265,000 through the sale of 132,500 shares of our common stock, this is not sufficient to meet our current and future cash requirements.  We are continuing to attempt to raise additional funds through sales of common stock, but there are no assurances that we will raise sufficient amounts to meet our current needs.

We do not believe that EOS will generate sufficient funds from its operations in the near future to meet our cash needs.  We believe, however, that the acquisition of the New Zealand wine operations that we are currently pursuing will provide sufficient cash flow to meet all of our cash requirements.  The potential lender for the proposed New Zealand properties, who is also the lessor of the EOS properties, required that we complete the EOS transaction before they would consider financing the New Zealand acquisitions.  As the EOS transaction is now complete, we believe that the financing for New Zealand will be approved.  There is no assurance that this will occur, or, if it does, that cash flow from operations will be sufficient to meet our obligations.

            We will require additional equity and/or debt to pay our outstanding liabilities, to meet our ongoing operating expenses, and to satisfy the financial requirements of the proposed transactions with the New Zealand wineries, as well as to take advantage of our License Agreement with GreatStone.  There is no assurance that we will be able to obtain such funds on terms or at a time acceptable to us, or at all.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at September 30, 2009.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

31.1
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Richard Hurst, Chief Executive Officer of The Saint James Company

31.2
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Dale Paisley, Chief Financial Officer of The Saint James Company.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard Hurst, Chief Executive Officer of The Saint James Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Dale Paisley, Chief Financial Officer of The Saint James Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2009	THE SAINT JAMES COMPANY
(Registrant)

	By:	/s/ Richard Hurst
Richard Hurst
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dale Paisley
Dale Paisley
Chief Financial Officer (Principal
Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

31.2
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Walter D. Hosp, Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Walter D. Hosp, Chief Financial Officer of HMS Holdings Corp.